Form 10QSB
period 1996-03-31
ANCOR COMMUNICATIONS INC /MN/
filed 1996-05-14
CIK 920636

================================================================================

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarterly Period Ended March 31, 1996
                                              --------------

                         Commission File Number 1-2982
                                                ------

                       ANCOR COMMUNICATIONS, INCORPORATED
                       ----------------------------------
       (Exact name of small business issuer as specified in its charter)

                      Minnesota                      41-1569659
                      ---------                      ----------
           (State or other jurisdiction of         (IRS Employer
           incorporation or organization)          Identification No.)

             6130 Blue Circle Drive  Minnetonka, Minnesota  55343
             ----------------------------------------------------
              (Address of principal executive offices) (Zip code)

       Registrant's Telephone number, including area code (612) 932-4000
                                                          --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                                   8,505,092
                                   ---------
                    (Number of shares of common stock of the
                   registrant outstanding as of May 10, 1996)

             Transitional Small Business Issuer format: Yes [_]  No [X]

================================================================================

                       ANCOR COMMUNICATIONS, INCORPORATED

                                  FORM 10-QSB
                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 1996

                                                                     Page
                                                                     ----
PART I - FINANCIAL INFORMATION
- - ------   ---------------------

      ITEM 1: FINANCIAL STATEMENTS

              Balance Sheets as of March 31, 1996 (unaudited)
              and December 31, 1995                                    3

              Statements of Operations for the three
              month periods ended March 31, 1996
              and 1995 (unaudited)                                     4

              Statements of Cash Flows for the three
              month periods ended March 31, 1996
              and 1995 (unaudited)                                     5

              Notes to Financial Statements                            6

      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS                                               7

PART II - OTHER INFORMATION                                            9
- - -------   -----------------

                        PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                      ANCOR COMMUNICATIONS, INCORPORATED
                                BALANCE SHEETS

                                                                 March 31,           December 31,
                                                                   1996                 1995
                                                                -----------          -----------
         ASSETS                                                 (Unaudited)
Current Assets:
   Cash and cash equivalents                                       ($37,628)            $251,475
   Short-term investments                                         9,134,241            1,300,178
   Accounts receivable                                            2,227,550            1,822,883
   Inventories                                                    1,383,187              819,760
   Other current assets                                             174,581              180,848
                                                                -----------          -----------
         Total current assets                                    12,881,932            4,375,144

Equipment, net of accumulated depreciation                        1,439,077            1,140,899

Patents, Prepaid Royalties, and Other Assets,
       net of accumulated amortization                              256,466              256,982
                                                                -----------          -----------
TOTAL ASSETS                                                    $14,577,475           $5,773,025
                                                                ===========          ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                          $1,554,621           $1,540,000
   Accounts payable                                                 924,045              838,689
   Accrued liabilities                                              366,714              435,264
                                                                 ----------            ---------
         Total current liabilities                                2,845,380            2,813,953

Long-term debt, less current maturities                             235,956              199,653

Shareholders' equity  (Note 2)
   Preferred stock, par value $.01 per share,
        authorized 5,000,000 shares; issued and outstanding
        10,300 shares in 1996 and none issued in 1995                   $10                  ---
   Common stock, par value $.01 per share,
        authorized 12,000,000 shares; issued and outstanding
        7,595,007 shares in 1996 and 8,273,426 shares in 1995        82,764               82,734
   Additional paid-in capital                                    24,249,671           14,656,203
   Accumulated deficit                                          (12,836,306)         (11,979,519)
                                                                -----------          -----------
             Total shareholders' equity                          11,496,139            2,759,418
                                                                -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $14,577,475           $5,773,025
                                                                ===========          ===========

                       See Notes to Financial Statements

                      ANCOR COMMUNICATIONS, INCORPORATED
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                            Three Months Ended
                                                 March 31,
                                         -------------------------

                                            1996           1995
                                         -----------  ------------

Net Sales                                $1,415,766      $611,531
Cost of Sales                               764,501       420,539
                                         -----------  ------------
   Gross Profit                             651,265       190,992

Operating Expenses
   Selling and general and administrative   773,657       595,799
   Research and development                 742,619       630,869
                                         -----------  ------------
   Total operating expenses               1,516,276     1,226,668
                                         -----------  ------------
   Operating loss                          (865,011)   (1,035,676)

Other income (expense)
   Interest expense                         (30,796)      (41,112)
   Other, net                                39,021        16,456
                                         -----------  ------------
   Net Loss                               ($856,787)  ($1,060,332)
                                         ===========  ===========

Net loss per common share                    ($0.10)       ($0.16)
                                         ===========  ============
Weighted average common and
common equivalent shares
outstanding                               8,274,442     6,745,602
                                         ===========  ============


                       See Notes to Financial Statements

                      ANCOR COMMUNICATIONS, INCORPORATED
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                -----------------------
                                                 1996            1995
                                                -------         -------

CASH FLOW FROM OPERATING ACTIVITIES:
 Net loss                                     ($856,787)     ($1,060,332)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation & amortization                   66,806           66,806
   Changes in current assets & liabilities:
           Accounts receivable                 (404,667)         425,626
           Notes receivable                           0          240,000
           Inventories                         (563,427)          86,024
           Other current assets                   6,267          (79,016)
           Accounts payable                      85,357         (327,776)
           Accrued liabilities                  (68,550)         105,435
                                             -----------        ---------

Net cash used in operating activities        (1,735,003)        (543,233)
                                             -----------        ---------

CASH FLOW FROM INVESTING ACTIVITIES:
 Purchases of equipment                        (364,466)         (83,131)
 Short-term investments                      (7,834,063)         588,564
 Payment of contingent consideration                  0                0
 Purchase of other assets                            (1)         (83,613)
                                             -----------        ---------
Net cash used in investing activities        (8,198,531)         421,820
                                             -----------        ---------

CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                             0           90,000
 Loan repayments                                 50,923          (38,721)
 Proceeds from stock issuance
   and exercise of options                    9,593,508            1,873
                                             -----------        ---------
Net cash provided by financing activities     9,644,431           53,152
                                             -----------        ---------

Net increase (decrease) in cash                (289,103)         (68,261)
Cash, at beginning of period                    251,475           93,148
                                             -----------        ---------
Cash, at end of period                         ($37,628)         $24,887
                                             ===========        =========

                       See Notes to Financial Statements

                      ANCOR COMMUNICATIONS, INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31,1996
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the three and nine months ended March 31, 1996 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1996.

Certain information and footnote disclaimers normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted.

NOTE 2 - EQUITY FINANCING

Subsequent to the fiscal year end, the Board of Directors designated 1,100 shares of the Company's authorized preferred stock as Series A Preferred Stock. This stock has a stated value of $10,000 per share, with an 8 percent per annum conversion premium. The holders of Series A Preferred Stock are not entitled to receive dividends.

On March 7, 1996, the Company sold 1,030 shares of Series A Preferred Stock through a private placement at its stated value of $10,000 per share. Total net proceeds from this private placement were $9,579,000, after reduction for commissions and issuance costs of $721,000. Each holder of Series A Preferred Stock will be able to convert their preferred shares into shares of common stock, in cumulative increments of one-third of preferred shares held, on April 21, 1996, June 5, 1996, and July 20, 1996, and thereafter. Each share of Series A Preferred Stock is convertible into common stock based on its stated value of $10,000, plus an 8 percent annualized premium for the period for which the Series A is held, divided by a conversion price. This conversion price is the lesser of $6.49 or 85 percent of the average closing bid price of the Company's common stock for the five trading days preceding the conversion date.

                                     ITEM 2
                                     ------

    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


RESULTS OF OPERATIONS
- - ---------------------

FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995.

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of net sales.


                                                       For the Three Months
                                                          Ended March 31
                                                        ------------------
                                                          1996      1995
                                                          ----      ----

Net Sales                                                100.0%    100.0%
Cost of Goods Sold                                        54.0      68.8

Gross Profit                                              46.0      31.2

Operating Expenses:
  Selling, general & admin.                               54.6      97.4
  Research & development                                  52.5     103.2

Total operating expenses                                 107.1     200.6

Operating loss                                           (61.1)   (169.4)

Other income (expense)
  Interest expense                                        (2.2)     (6.7)
  Other, net                                               2.8       2.7
                                                         -----     -----

Net Loss                                                 (60.5)%  (173.4)%
                                                         ======    =====

          Net Sales. Net sales for the first quarter were approximately $1,416,000 an increase of 131.5% from the 1995 first quarter sales of approximately $612,000. Fibre Channel product sales equaled approximately $1,413,000 in the first quarter of 1996 compared to approximately $384,000 in the 1995 first quarter. Non-Fibre Channel sales in the 1996 first quarter were $2,600 to the Navy for its non-Fibre Channel communications network. This non-Fibre Channel defense communications business was ceased in 1995, and carry over sales from this discontinued category will not be significant in future quarters.

     Gross Profit. Gross profit in the first quarter of 1996 increased to $651,265, or 46.0% of sales, from $190,992, or 31.2% of sales, in the first quarter of 1995. This increase was a result of overall higher sales levels and greater amount of higher margin Fibre Channel sales than first quarter 1995.

     Operating Expense. The Company's operating expenses for the first quarter of 1996 were approximately $1,516,000, or 107.1% of net sales, compared to approximately $1,227,000, or 200.6% of net sales, in the first quarter of 1995. While the percent to sales decreased in the first quarter of 1995, the dollar increase in operating expense in the first quarter of 1996 was primarily due to the addition of sales, engineering and management personnel.

     Net Loss. Net loss equaled approximately $857,000 in the first quarter of the 1996, compared to a net loss of approximately $1,060,000 in the same period of the prior year. The decrease in net loss in the first quarter of 1996 was primarily due to higher sales. Interest expense in the first quarter of 1996 was lower than 1995 due to the absence of higher average borrowing. Interest income in the first quarter of 1996 was above 1995 levels due to the higher level of short-term investments in the 1996 period.


LIQUIDITY AND CAPITAL RESOURCES.
- - --------------------------------

The Company's cash and cash equivalents were approximately $9,097,000 as of March 31, 1996, compared to approximately $1,552,000 as of December 31, 1995. Cash, cash equivalents and short-term investments increased by approximately $7,545,000 at the end of the first quarter compared to year-end 1995. During the quarter the Company completed an off shore private placement of 1,030 shares of convertible preferred stock with a stated value of $10,000 per share, resulting in net proceeds to the Company of approximately $9,500 000 after deducting selling commissions and offering expenses. This increase in cash was offset by the funding of operating activities and the purchase of equipment.
The proceeds of the offering will be used to repay $1,500,000 of indebtedness to IBM due in June 1996, to fund sales and marketing efforts to accelerate penetration of the Company's products into OEM, system integrator and reseller accounts, to fund research and development efforts needed to maintain technological leadership and broaden the Company's product line and for working capital. Management believes its cash, cash equivalents and short term investments will meet the needs of the company at least through 1996.

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

        None.

Item 2. Changes in Securities.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Securities Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a.)  Exhibits

              4.1 /a/ Loan and Warrant Purchase Agreement, dated as of June 24, 1992, between Ancor Communications, Incorporated and International Business Machines Incorporated.

              4.2 /a/ Agreement and Amendment to Loan and Warrant Purchase Agreement, dated March 10, 1994, by and among Ancor Communications, Incorporated, International Business Machines Corporation and IBM Credit Corporation.

              4.3 /b/ Second Amendment to Loan and Warrant Purchase Agreement dated April 25, 1994, by and among Ancor Communications, Incorporated, International Business Machines Corporation and IBM Credit Corporation.

              4.4 /a/ Shareholders Agreement, dated as of June 24, 1992, among Ancor Communications, Incorporated, International Business Machines Incorporated and the shareholders of the Company named on the signature page thereto.

              4.5 /c/   Representative's Warrant.

              4.6 /a/   Form of Warrant issued November 8, 1993.

              4.7 /f/   Form of Warrant issued April 28, 1995.

              4.8 /g/ Form of Warrant issued to Andcor Human Resources on August 28, 1995.

              4.9 /g/ Form of Warrant issued to John G. Kinnard & Company on October 23, 1995.

              4.10 /h/  Certificate of Designation of Series A Preferred Stock.

              4.11 /h/ Form of Warrant issued to Swartz Investments, Inc. on March 7, 1996.

              10.1 /a/ Form of Promissory Note, dated June 24, 1992, made by Ancor Communications, Incorporated in favor of IBM Credit Corporation in connection with the Loan and Warrant Purchase Agreement referenced in Exhibit 4.2 above.

              10.2 /a/  Ancor Communications, Incorporated 1990 Stock Option
                        Plan.

              10.3 /a/ Ancor Communications, Incorporated 1994 Long-Term Incentive and Stock Option Plan.

              10.4 /a/ Employment Agreement, dated January 1, 1994, between Ancor Communications, Incorporated and Dale C. Showers.

              10.5 /a/ Employment Agreement, dated January 1, 1994, between Ancor Communications, Incorporated and Stephen C. O'Hara.

              10.6 /a/ Employment Agreement, dated June 30, 1992, between Ancor Communications, Incorporated and Terry M. Anderson.

              10.7 /a/ Employment Agreement, dated June 30, 1992, between Ancor Communications, Incorporated and Robert S. Cornelius.

              10.8 /a/ Sublease, dated March 29, 1988, by and between Anderson Cornelius and Unisys Corporation, formerly known as Burroughs Corporation.

              10.9 /a/ Sublease, Amendment Agreement, dated March 8, 1989, by and between Anderson Cornelius and Unisys Corporation, formerly known as Burroughs Corporation.

              10.10 /a/ Sublease, Amendment Agreement, dated August 31, 1992, by and between the Company and Unisys Corporation, formerly known as Burroughs Corporation.

              10.11 /a/ Development and License Agreement between the Company and International Business Machines Corporation dated June 4, 1992, as amended on February 8, 1993, May 10, 1993 and October 5, 1993 (a request for confidentiality of certain portions of this agreement has been granted).

              10.12 /c/ Underwriting Agreement.

              10.13 /d/ Amendment No. 1 to Employment Agreement dated November
                        4, 1994 between the Company and Dale C. Showers amending the Employment Agreement dated January 1, 1994 between the Company and Mr. Showers filed as exhibit No 10.4

              10.14 /e/ Form of Change of Control Agreement dated January 1,
                        1995 between the Company and each of Lee B. Lewis, Timothy W. Donaldson and William F. Walker.

              10.15 /f/ Agency Agreement between the Company and John G. Kinnard and Company, Incorporated dated April 20, 1995.

              10.16 /g/ Agency Agreement between the Company and John G. Kinnard
                        & Company, Inc. dated October 23, 1995.

              10.17 /g/ Ancor Communications, Inc. 1995 Employee Stock Purchase
                        Plan.

              10.18 /g/ Ancor Communications, Inc. Non-Employee Director Stock
                        Option Plan.

              10.19 /h/ Form of Subscription Agreement between the Company and
                        Purchasers of the Company's Series A Preferred Stock (March 1996).

              10.20 /h/ Registration Rights Agreement dated March 7, 1996 between the Company, Swartz Investments, Inc. and Purchasers of the Company's Series A Preferred Stock.

              10.21 /h/ Letter Agreement between the Company and Swartz
                        Investments, Inc. dated February 1996.

              10.22 /i/ Separation and General Release Agreement between the
                        Company and William F. Walker.

              27.1  /i/ Financial Data Schedule



/a/ Incorporated by reference to the Company's Registration Statement on form SB-2 filed March 11, 1994.

/b/ Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on form SB-2 Filed April 28, 1994.

/c/ Incorporation by reference to the Company's Form 10-QSB filed for the quarterly period ended March 31, 1994.

/d/ Incorporated by reference to the Company's Form 10-QSB filed for the quarterly period ended September 30, 1994.

/e/ Incorporated by reference to the Company's Form 10-KSB filed for the fiscal year ended December 31, 1994.

/f/ Incorporated by reference to the Company's form 10-QSB filed for the quarterly period ended March 31, 1995.

/g/ Incorporated by reference to the Company's form 10-QSB filed for the quarterly period ended September 30, 1995.

/h/ Incorporated by reference to the Company's Form 10-KSB filed for the fiscal year ended December 31, 1995.

/i/  Included herewith.


     (b.) Reports on Form 8-K

          None.

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              ANCOR COMMUNICATIONS, INCORPORATED
                                              ----------------------------------



Dated:  May 10, 1996                 By / S/ STEPHEN C. O'HARA
                                     -------------------------
                                             Stephen C. O'Hara
                                                   President &
                                       Chief Executive Officer


Dated:    May 10, 1996                     By /S/ LEE B. LEWIS
                                           -------------------
                                                  Lee B. Lewis
                                              Vice President &
                                       Chief Financial Officer