Form 10QSB/A
period 1996-03-31
ANCOR COMMUNICATIONS INC /MN/
filed 1996-06-04
CIK 920636

===============================================================================
                                FORM 10-QSB/A-1

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarterly Period Ended March 31, 1996
                                              --------------

                         Commission File Number 1-2982
                                                ------

                       ANCOR COMMUNICATIONS, INCORPORATED
                       ----------------------------------
       (Exact name of small business issuer as specified in its charter)



                  Minnesota                            41-1569659
                  ---------                            ----------
        (State or other jurisdiction of              (IRS Employer
       incorporation or organization)              Identification No.)


             6130 Blue Circle Drive  Minnetonka, Minnesota   55343
             -----------------------------------------------------
              (Address of principal executive offices)  (Zip code)


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

                       ANCOR COMMUNICATIONS, INCORPORATED

                                FORM 10-QSB/A-1
                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 1996

                                                                     Page
                                                                     ----
PART I -  FINANCIAL INFORMATION
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

                        PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS
                         -----------------------------

                      ANCOR COMMUNICATIONS, INCORPORATED
                                BALANCE SHEETS

                                                                                           March 31,    December 31,
                                                                                             1996           1995
                                                                                         -------------  -------------
                                                                                          (Unaudited)
         ASSETS
Current Assets:
   Cash and cash equivalents                                                              $         0    $   251,475
   Short-term investments                                                                   9,134,241      1,300,178
   Accounts receivable                                                                      2,227,551      1,822,883
   Inventories                                                                              1,383,187        819,760
   Other current assets                                                                       174,581        180,848
                                                                                          -----------    -----------
         Total current assets                                                              12,919,560      4,375,144

Equipment, net of accumulated depreciation                                                  1,439,077      1,140,899

Patents, Prepaid Royalties, and Other Assets,
       net of accumulated amortization                                                        256,466        256,982
                                                                                          -----------    -----------
TOTAL ASSETS                                                                              $14,615,103    $ 5,773,025
                                                                                          ===========    ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term debt                                                   $ 1,554,620    $ 1,540,000
   Accounts payable                                                                           961,674        838,689
   Accrued liabilities                                                                        366,714        435,264
                                                                                          -----------    -----------
         Total current liabilities                                                          2,883,008      2,813,953

Long-term Debt, less current maturities                                                       235,956        199,653

Shareholders' Equity  (Note 2)
   Preferred stock, par value $.01 per share,
        authorized 5,000,000 shares; issued and outstanding
        10,300 shares in 1996 and none issued in 1995                                     $        10        ---
   Additional paid-in capital, preferred stock                                            $ 9,578,990        ---
   Common stock, par value $.01 per share,
        authorized 12,000,000 shares; issued and outstanding
        8,276,352 Shares in 1996 and 8,273,426 shares in 1995                                  82,764         82,734
   Additional paid-in capital, common stock                                                14,670,681     14,656,203
   Accumulated deficit                                                                    (12,836,306)   (11,979,519)
                                                                                          -----------    -----------
         Total shareholders' equity                                                        11,496,139      2,759,418
                                                                                          -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $14,615,103    $ 5,773,025
                                                                                          ===========    ===========

                       See Notes to Financial Statements

                      ANCOR COMMUNICATIONS, INCORPORATED
                            STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                                      Three Months Ended
                                                                           March 31,
                                                             -----------------------------------
                                                                1996                    1995
                                                             -----------           -------------
Net Sales                                                    $1,415,766             $   611,531
Cost of Sales                                                   764,501                 420,539
                                                             -----------            ------------

   Gross Profit                                                 651,265                 190,992

Operating Expenses
   Selling, general and administrative                          773,657                 595,799
   Research and development                                     742,619                 630,869
                                                             -----------            ------------

   Total operating expenses                                   1,516,276               1,226,668
                                                             -----------            ------------

   Operating loss                                              (865,011)             (1,035,676)

Other income (expense)
   Interest expense                                             (30,797)                (41,112)
   Other, net                                                    39,021                  16,456
                                                             -----------            ------------

   Net Loss                                                  $ (856,787)            $(1,060,332)
                                                             ===========            ============

Net loss per common share                                    $    (0.10)            $     (0.16)
                                                             ===========            ============

Weighted average common and
common equivalent shares
outstanding                                                   8,274,442               6,745,602
                                                             ===========            ============

                       See Notes to Financial Statements

                      ANCOR COMMUNICATIONS, INCORPORATED
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                           Three Months Ended
                                                                              March 31,
                                                                    ----------------------------------
                                                                         1996                 1995
                                                                     ------------        -------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                          $  (856,787)         $(1,060,332)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
       Depreciation and amortization                                      66,805               66,806
       Changes in current assets and liabilities:
         Accounts receivable                                            (404,668)             425,626
         Notes receivable                                                      0              240,000
         Inventories                                                    (563,427)              86,024
         Other current assets                                              6,267              (79,016)
         Accounts payable                                                122,985             (327,776)
         Accrued liabilities                                             (68,550)             105,435
                                                                     ------------         ------------

   Net cash used in operating activities                              (1,697,375)            (543,233)
                                                                     ------------         ------------


CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of equipment                                               (304,468)             (83,131)
   Short-term investments                                             (7,834,063)             588,564
   Purchase of other assets                                                    0              (83,613)
                                                                     ------------         ------------
   Net cash provided by (used in) investing activities                (8,138,531)             421,820
                                                                     ------------         ------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                    0               90,000
   Loan repayments                                                        (9,077)             (38,721)
   Proceeds from preferred stock issuance                              9,579,000                    0
   Proceeds from common stock issuance
       and exercise of options                                            14,508                1,873
                                                                     ------------         ------------

   Net cash provided by  financing activities                          9,584,431               53,152
                                                                     ------------         ------------

Net decrease in cash                                                    (251,475)             (68,261)
Cash, at beginning of period                                             251,475               93,148
                                                                     ------------         ------------
Cash, at end of period                                               $         0          $    24,887
                                                                     ============         ============

Supplemental Schedule of Noncash Investing and
 Financing Activities:
   Equipment acquired under capital lease                            $    60,000          $         0
                                                                     ============         ============

                       See Notes to Financial Statements

                      ANCOR COMMUNICATIONS, INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 1996
                                  (Unaudited)

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

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted.

NOTE 2 - EQUITY FINANCING

Subsequent to the fiscal year end, the Board of Directors designated 1,100 shares of the Company's authorized preferred stock as Series A Preferred Stock. This stock has a stated value of $10,000 per share, with an 8 percent per annum conversion premium. The holders of Series A Preferred Stock are not entitled to receive dividends.

On March 7, 1996, the Company sold 1,030 shares of Series A Preferred Stock through a private placement at its stated value of $10,000 per share. Total net proceeds from this private placement were $9,579,000, after reduction for commissions and issuance costs of $721,000. Each holder of Series A Preferred Stock will be able to convert their preferred shares into shares of common stock, in cumulative increments of one-third of preferred shares held, after April 21, 1996, June 5, 1996, and July 20, 1996, and until February 23, 1999, at which time each outstanding preferred share will automatically be converted to common stock. Each share of Series A Preferred Stock is convertible into common stock based on its stated value of $10,000, plus an 8 percent annualized premium for the period for which the Series A is held, divided by a conversion price. This conversion price is the lesser of $6.49 or 85 percent of the average closing bid price of the Company's common stock for the five trading days preceding the conversion date. On a pro forma basis, assuming a portion of the proceeds had been used to repay certain term debt as provided for by the private placement document, the 1996 loss per common share would remain at $(.10). This computation presumes the conversion of a portion of the preferred shares and repayment of debt as of the beginning of 1996.

                                     ITEM 2
                                     ------

    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995.

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of net sales.

                                                    For the Three Months
                                                      Ended March 31
                                                    ---------------------
                                                     1996        1995
                                                     ----        ----
Net Sales                                             100.0%      100.0%
Cost of Goods Sold                                     54.0        68.8

Gross Profit                                           46.0        31.2

Operating Expenses:
  Selling, general & admin.                            54.6        97.4
  Research & development                               52.5       103.2

Total operating expenses                              107.1       200.6

Operating loss                                        (61.1)     (169.4)

Other income (expense)
  Interest expense                                     (2.2)       (6.7)
  Other, net                                            2.8         2.7
                                                      -----      ------

Net Loss                                              (60.5)%    (173.4)%
                                                      =====      ======

          Net Sales.  Net sales for the first quarter were approximately
          ----------
$1,416,000 an increase of 131.5% from the 1995 first quarter sales of approximately $612,000. Fibre Channel product sales equaled approximately $1,413,000 in the first quarter of 1996, an increase of $1,028,000 over the approximately $385,000 in the 1995 first quarter, due to the increased acceptance of Fibre Channel technology and Ancor's product line. Non-Fibre Channel sales in the 1996 first quarter were $2,600 to the Navy for its non-Fibre Channel communications network, compared with 1995 first quarter non-Fibre Channel sales of approximately $227,000 which were mostly of Anderson Cornelius products. These non-Fibre Channel defense communications and manufacturing data collection businesses were ceased in 1995, and carry over sales from these discontinued categories will not be significant in future quarters.

     Gross Profit.  Gross profit in the first quarter of 1996 increased to
     -------------
$651,265, or 46.0% of sales, from $190,992, or 31.2% of sales, in the first quarter of 1995. This increase was a result of overall higher sales levels and greater amount of higher margin Fibre Channel sales than first quarter 1995.


     Operating Expense.  The Company's operating expenses for the first quarter
     ------------------
of 1996 were approximately $1,516,000, or 107.1% of net sales, compared to approximately $1,227,000, or 200.6% of net sales, in the first quarter of 1995. While the percent to sales decreased in the first quarter of 1996, the dollar increase in operating expense in the first quarter of 1996 was primarily due to the addition of sales, engineering and management personnel resulting from the Company's increased focus on the marketing of its Fibre Channel products.


     Net Loss.  Net loss equaled approximately $857,000 in the first quarter of
     ---------
the 1996, compared to a net loss of approximately $1,060,000 in the same period of the prior year. The decrease in net loss in the first quarter of 1996 was primarily due to higher sales. Interest expense in the first quarter of 1996 was lower than 1995 due to lower average borrowing. Interest income in the first quarter of 1996 was above 1995 levels due to the higher level of short-term investments in the 1996 period.


LIQUIDITY AND CAPITAL RESOURCES.
- --------------------------------

The Company's cash, cash equivalents and short-term investments were approximately $9,134,000 as of March 31, 1996, compared to approximately $1,552,000 as of December 31, 1995. Cash flow used in operating activities totaled approximately $1,697,000, primarily due to the operating loss as well as increases in both accounts receivable and inventories which, in turn, were the result of increased sales and increased stocking in preparation for upcoming sales. Cash flow used in investing activities totaled approximately $8,139,000 as a result of purchasing short-term investments and, to a lesser extent, equipment purchases. The short-term investments were purchased with the proceeds from the issuance of convertible preferred stock. During the quarter the Company completed an off shore private placement of 1,030 shares of convertible preferred stock with a stated value of $10,000 per share, resulting in net proceeds to the Company of approximately $9,500,000 after deducting selling commissions and offering expenses. The proceeds of the offering will be used to repay $1,500,000 of indebtedness to IBM due in June 1996, to fund sales and marketing efforts to accelerate penetration of the Company's products into OEM, system integrator and reseller accounts, to fund research and development efforts needed to maintain technological leadership and broaden the Company's product line and for working capital. Management believes its cash, cash equivalents and short term investments will meet the needs of the company at least through 1996.

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



                                              ANCOR COMMUNICATIONS, INCORPORATED
                                              ----------------------------------



Dated:  June 3, 1996                             By /s/ STEPHEN C. O'HARA
                                                 ---------------------------
                                                           Stephen C. O'Hara
                                                                 President &
                                                     Chief Executive Officer



Dated:    June 3, 1996                                   By /s/ LEE B. LEWIS
                                                         -------------------
                                                                Lee B. Lewis
                                                            Vice President &
                                                     Chief Financial Officer