Form 10QSB
period 1996-06-30
ANCOR COMMUNICATIONS INC /MN/
filed 1996-08-14
CIK 920636

================================================================================
================================================================================



                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarterly Period Ended June 30, 1996
                                              -------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                  10,102,410
                                  ----------
                   (Number of shares of common stock of the
                 registrant outstanding as of August 13, 1996)


          Transitional Small Business Issuer format: Yes [ ]  No [X]

================================================================================
================================================================================

                      ANCOR COMMUNICATIONS, INCORPORATED

                                  FORM 10-QSB
                        FOR THE QUARTERLY PERIOD ENDED
                                 JUNE 30, 1996


                                                                      Page
                                                                      ----
PART I -  FINANCIAL INFORMATION
- ------    ---------------------

   ITEM 1:  FINANCIAL STATEMENTS

            Balance Sheets as of June 30, 1996 (unaudited)
            and December 31, 1995                                       3

            Statements of Operations for the three and six
            month periods ended June 30, 1996
            and 1995 (unaudited)                                        4

            Statements of Cash Flows for the six
            month periods ended June 30, 1996
            and 1995 (unaudited)                                        5

            Notes to Financial Statements                               6

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS                                                  7


PART II - OTHER INFORMATION                                             9
- -------   -----------------

                        PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS
                         -----------------------------

                      ANCOR COMMUNICATIONS, INCORPORATED
                                BALANCE SHEETS

                                                            June 30,      December 31,
                                                              1996           1995
                                                          ------------    -----------
         ASSETS                                           (Unaudited)
Current Assets:
 Cash and cash equivalents                                 $    64,163    $   251,475
 Short-term investments                                      5,565,864      1,300,178
 Accounts receivable                                         3,438,633      1,822,883
 Inventories                                                 2,538,560        819,760
 Other current assets                                          403,803        180,848
                                                           -----------    -----------
      Total current assets                                  12,011,024      4,375,144

Equipment, net of accumulated depreciation                   1,628,727      1,140,899

Patents, Prepaid Royalties, and Other Assets,
  net of accumulated amortization                              292,048        256,982
                                                           -----------    -----------
TOTAL ASSETS                                               $13,931,799    $ 5,773,025
                                                           ===========    ===========


         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Current maturities of long-term debt                      $    53,910    $ 1,540,000
 Accounts payable                                              928,650        838,689
 Accrued liabilities                                           210,976        435,264
                                                           -----------    -----------
      Total current liabilities                              1,193,537      2,813,953

Long-Term Debt, less current maturities                        215,565        199,653

Shareholders' Equity  (Note 2)
 Preferred stock, par value $.01 per share,
  authorized 5,000,000 shares; issued and outstanding
  1,030 shares in 1996 and none issued in 1995             $         5         ---
 Additional paid-in capital, preferred stock               $ 4,713,979         ---
 Common stock, par value $.01 per share,
  authorized 20,000,000 shares; issued and outstanding
  9,605,898 Shares in 1996 and 8,273,426 shares in 1995         96,059         82,734
 Additional paid-in capital, common stock                   21,398,130     14,656,203
 Accumulated deficit                                       (13,685,476)   (11,979,519)
                                                           -----------    -----------
      Total shareholders' equity                            12,522,697      2,759,418
                                                           -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $13,931,799    $ 5,773,025
                                                           ===========    ===========


                       See Notes to Financial Statements

                      ANCOR COMMUNICATIONS, INCORPORATED
                            STATEMENT OF OPERATIONS
                                  (Unaudited)


                                           Three Months Ended        Six Months Ended
                                                June 30,                  June 30,
                                        ------------------------  -----------------------
                                           1996         1995         1996         1995
                                        ----------   ----------   ----------   ----------
Net Sales                               $2,095,982   $1,113,371   $3,511,748   $1,724,902
Cost of Sales                            1,142,279      663,780    1,906,780    1,084,319
                                        ----------   ----------   ----------   ----------
   Gross Profit                            953,703      449,591    1,604,968      640,583


Operating Expenses
   Selling, general and administrative   1,056,036      743,998    1,829,693    1,339,798
   Research and development                808,924      569,604    1,551,543    1,200,472
                                        ----------   ----------   ----------   ----------

   Total operating expenses              1,864,960    1,313,602    3,381,236    2,540,270
                                        ----------   ----------   ----------   ----------
   Operating loss                         (911,257)    (864,011)  (1,776,268)  (1,899,687)


Nonoperating Income (Expense)
   Interest expense                        (32,826)     (34,893)     (63,623)     (76,005)
   Other, net                               94,913       26,707      133,934       43,163
                                        ----------   ----------   ----------   ----------
   Net Loss                              ($849,170)   ($872,197) ($1,705,957) ($1,932,529)
                                        ==========   ==========   ==========   ==========


Net loss per common share                   ($0.10)      ($0.12)      ($0.20)      ($0.27)
                                        ==========   ==========   ==========   ==========

Weighted average common and
common equivalent shares
outstanding                              8,708,033    7,332,695    8,491,237    7,040,445
                                        ==========   ==========   ==========   ==========

                       See Notes to Financial Statements


                      ANCHOR COMMUNICATIONS, INCORPORATED
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                         Six Months Ended
                                                                             June 30,
                                                                   -----------------------------
                                                                       1996            1995
                                                                   -------------   -------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                         ($1,705,957)    ($1,932,529)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                                      166,712         129,411
     Changes in current assets and liabilities:
              Accounts receivable                                    (1,615,750)          4,843
              Notes receivable                                                0         240,000
              Inventories                                            (1,718,799)         35,205
              Other current assets                                     (222,955)         (6,884)
              Accounts payable                                           89,961         254,070
              Accrued liabilities                                      (224,289)        112,794
                                                                   ------------    ------------
   Net cash used in operating activities                             (5,231,078)     (1,671,230)
                                                                   ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of equipment                                              (593,506)       (102,389)
   Short-term investments                                            (4,265,686)       (476,272)
   Purchase of other assets                                             (36,100)       (101,819)
                                                                   ------------    ------------
   Net cash used in investing activities                             (4,895,292)       (680,480)
                                                                   ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                   0         364,000
   Loan repayments                                                   (1,530,178)       (345,822)
   Proceeds from preferred stock issuance                             9,576,733               0
   Proceeds from common stock issuance
     and exercise of options                                          1,892,503       2,242,046
                                                                   ------------    ------------

   Net cash provided by financing activities                          9,939,058       2,260,224
                                                                   ------------    ------------

Net decrease in cash                                                   (187,312)        (91,486)
Cash, at beginning of period                                            251,475          93,148
Cash, at end of period                                                  $64,163          $1,662
                                                                   ============    ============

Supplemental Schedule of Noncash Investing and Financing Activities:
 Equipment acquired under capital lease                                 $60,000              $0
                                                                   ============    ============

                       See Notes to Financial Statements

                      ANCOR COMMUNICATIONS, INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1996.

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

On March 7, 1996, the Company sold 1,030 shares of Series A Preferred Stock through a private placement at its stated value of $10,000 per share. Total net proceeds from this private placement were $9,576,733, after reduction for commissions and issuance costs of $723,267. Each holder of Series A Preferred Stock is able to convert their preferred shares into shares of common stock until February 23, 1999, at which time each outstanding preferred share will automatically be converted to common stock. Each share of Series A Preferred Stock is convertible into common stock based on its stated value of $10,000, plus an 8 percent annualized premium for the period for which the Series A is held, divided by a conversion price. This conversion price is the lesser of $6.49 or 85 percent of the average closing bid price of the Company's common stock for the five trading days preceding the conversion date.

Beginning on May 30, 1996, holders of warrants exercised their rights to acquire 442,728 shares of common stock. Total proceeds to the Company were $1,660,299, after deducting expenses of issuance, including the cost of registering the shares pursuant to registration rights held by such warrant holders.

                                    ITEM 2
                                    ------

        MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995.

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of net sales.

                                     For the Three Months         For the Six Months
                                        Ended June 30               Ended June 30
                                     --------------------        -------------------
                                       1996       1995             1996       1995
                                       ----       ----             ----       ----

Net Sales                             100.0%      100.0%          100.0%      100.0%
Cost of Goods Sold                     54.5        59.6            54.3        62.9

Gross Profit                           45.5        40.4            45.7        37.1

Operating Expenses:
  Selling, general & admin.            50.4        66.8            52.1        77.7
  Research & development               38.6        51.2            44.2        69.6

Total operating expenses               89.0       118.0            96.3       147.3

Operating loss                        (43.5)      (77.6)          (50.6)     (110.1)

Other income (expense)
  Interest expense                     (1.5)       (3.1)           (1.8)       (4.4)
  Other, net                            4.5         2.4             3.8         2.5
                                     ------      ------          ------     -------

Net Loss                              (40.5)%     (78.3)%         (48.6)%    (112.0)%
                                     ======      ======          ======     =======

     Net Sales.  Net sales for the second quarter were approximately
$2,096,000 an increase of 88.3% from 1995 second quarter sales of approximately $1,113,000. Net Sales for the six months ended June 30, 1996, were approximately $3,512,000, an increase of 103.6% over the same period 1995 sales of approximately $1,725,000. Fibre Channel product sales equaled approximately $2,096,000 in the second quarter of 1996, the entirety of the second quarter sales and an increase of $1,025,000 over the approximately $1,072,000 Fibre Channel sales in the 1995 second quarter, due to the increased acceptance of Fibre Channel technology and Ancor's product line. For the six months ended June 30, 1996, Fibre Channel sales of approximately $3,510,000 increased 141.1% or approximately $2,054,000 over the same period 1995 Fibre Channel sales of approximately $1,456,000. There were no non-Fibre Channel sales in the 1996 second quarter, compared with 1995 second quarter non-Fibre Channel sales of approximately $41,000. The non-Fibre Channel defense communications and manufacturing data collection businesses were ceased in 1995, and carry over sales, if any, from these discontinued businesses will not be significant in future quarters.

     Gross Profit. Gross profit in the second quarter of 1996 increased to $953,703, or 45.5% of sales, from $449,591, or 40.4% of sales, in the second quarter of 1995. Gross profit in six months ended June 30, 1996, of $1,604,968, or 45.7% of sales, increased 150.5% from $640,583, or 37.1% of sales, in the same period 1995. These increases were the result of overall higher sales levels and greater amount of higher margin Fibre Channel switch sales than 1995 which had a greater proportion of lower margin adapter sales.

     Operating Expense. The Company's operating expenses for the second quarter of 1996 were approximately $1,865,000, or 89.0% of net sales, compared to approximately $1,314,000, or 118.0% of net sales, in the second quarter of 1995. Operating expenses for the six months ended June 30, 1996, were approximately $3,381,000, or 96.3% of net sales, compared with approximately $2,540,000, or 147.3% for the prior year. While the percent to sales decreased in 1996 due to increased sales volume, the dollar increase in operating expense was primarily due to the addition of planned sales, engineering and management personnel resulting from the Company's increased focus on the marketing of its Fibre Channel products.

     Net Loss. Net loss equaled approximately $849,000 in the second quarter of 1996, a 2.6% decrease from the net loss of approximately $872,000 in the same period of the prior year. For the six months ended June 30, 1996, net loss decreased 11.7% to approximately $1,706,000 from approximately $1,933,000 for the same period 1995. The decreases in net loss were primarily due to higher sales. Interest expense in the six months ended June 30, 1996, was lower than 1995 due to lower average borrowing. Interest income in the six months ended June 30, 1996, was above 1995 levels due to the higher level of short-term investments in the 1996 period.


LIQUIDITY AND CAPITAL RESOURCES.
- --------------------------------

The Company's cash, cash equivalents and short-term investments were approximately $5,630,000 as of June 30, 1996, compared to approximately $1,552,000 as of December 31, 1995. Cash flow used in operating activities totaled approximately $5,231,000, primarily due to the operating loss, as well as increases in both accounts receivable and inventories, which, in turn, were the result of increased sales and increased stocking in preparation for upcoming sales. Cash flow used in investing activities totaled approximately $4,895,000 as a result of purchasing short-term investments and, to a lesser extent, equipment purchases. The short-term investments were purchased with the proceeds from the issuance of convertible preferred stock and from the conversion of warrants. During the first six months of 1996, the Company completed an off shore private placement of 1,030 shares of convertible preferred stock with a stated value of $10,000 per share, resulting in net proceeds to the Company of approximately $9,577,000 after deducting selling commissions and offering expenses. Additionally, during the quarter ended June 30, 1996, certain warrant holders elected to convert those warrants to 442,728 shares of common stock, resulting in net proceeds to the Company of approximately $1,660,000, after deducting expenses of issuance, including the cost of registering the shares pursuant to registration rights held by such warrant holders. The proceeds of these equity transactions were used to repay $1,500,000 of indebtedness to IBM due in June 1996, and will be used to fund sales and marketing efforts to accelerate penetration of the Company's products into OEM, system integrator and reseller accounts, to fund research and development efforts needed to maintain technological leadership and broaden the Company's product line, and for working capital. Management believes its cash, cash equivalents and short term investments will meet the needs of the Company at least through 1996.


                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Securities Holders.

     The Annual Meeting of Shareholders of Ancor Communications, Incorporated was held on May 22, 1995. Shareholders holding 7,197,590 shares, or approximately 87.0% of the outstanding shares, were represented at the Meeting in person or by proxy. Matters submitted at the meeting for vote by the shareholders were as follows:

     a.   Election of Director.

          Thomas F. Hunt was elected to serve as a director of the Company for a term of three years by a vote of 7,149,840 shares for and 47,750 shares withholding.

     b.   Amend the Company's 1994 Long-Term and Incentive Stock Option Plan.

          Shareholders approved an amendment to the Company's 1994 Long Term and Incentive Stock Option Plan

          . to increase the number of shares of Common Stock authorized to be available for issuance thereunder, from 1 1/2% of the number of shares outstanding as of December 31 of each year plus the number of shares available in previous years and not granted, to an overall limitation equal to 10% of the then outstanding shares of Common Stock of the Company; and

          . to increase the number of shares for which incentive stock options may be granted over the life of the plan by 1,000,000 shares,

          with a vote of 4,585,138 shares for, 145,345 shares against, 69,860 shares abstaining and 2,397,247 shares representing broker non-votes.

     c.   Ratification of selection of McGladrey & Pullen.

          Shareholders ratified the selection of McGladrey & Pullen as the Company's independent auditors for the fiscal year ending December 31, 1996 with a vote of 7,105,160 shares for 72,100 shares against, and 20,330 shares abstaining.

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

                 10.21 /h/  Letter Agreement between the Company and Swartz
                            Investments, Inc. dated February 1996.

                 10.22 /i/  Separation and General Release Agreement between the
                            Company and William F. Walker.

                  27.1 /j/  Financial Data Schedule.

- ----------------
/a/ Incorporated by reference to the Company's Registration Statement on form SB-2 filed March 11, 1994.

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

/i/ Incorporated by reference to the Company's form 10-QSB filed for the quarterly period ended March 31, 1996.

/j/  Included herewith.

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



                                 ANCOR COMMUNICATIONS, INCORPORATED
                                 ----------------------------------



Dated:  August 13, 1996              By /s/ STEPHEN C. O'HARA
                                        ---------------------------
                                            Stephen C. O'Hara
                                            President &
                                            Chief Executive Officer



Dated:    August 13, 1996            By /s/ LEE B. LEWIS
                                        ---------------------------
                                            Lee B. Lewis
                                            Vice President &
                                            Chief Financial Officer