Form 10QSB
period 1996-09-30
ANCOR COMMUNICATIONS INC /MN/
filed 1996-11-14
CIK 920636

================================================================================
--------------------------------------------------------------------------------

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarterly Period Ended September 30, 1996
                                            ------------------

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

                                  10,275,555
                                  ----------
                   (Number of shares of common stock of the
                registrant outstanding as of November 5, 1996)


          Transitional Small Business Issuer format: Yes [ ]  No [X]

--------------------------------------------------------------------------------
================================================================================

Page

                      ANCOR COMMUNICATIONS, INCORPORATED

                                  FORM 10-QSB
                        FOR THE QUARTERLY PERIOD ENDED
                              SEPTEMBER 30, 1996



PART I -  FINANCIAL INFORMATION                                              PAGE
------    ---------------------                                              ----

ITEM 1 -  FINANCIAL STATEMENTS

          Balance Sheets as of September 30, 1996 (unaudited)
          and December 31, 1995                                                3

          Statements of Operations for the three and nine
          month periods ended September 30, 1996
          and 1995 (unaudited)                                                 4

          Statements of Cash Flows for the nine
          month periods ended September 30, 1996
          and 1995 (unaudited)                                                 5

          Notes to Financial Statements                                        6

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        7



PART II - OTHER INFORMATION                                                    9
-------   -----------------

                        PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS
                         -----------------------------

                      ANCOR COMMUNICATIONS, INCORPORATED
                                BALANCE SHEETS


                                                                    September 30,      December 31,
                                                                       1996               1995
                                                                    -----------        -----------
         ASSETS                                                     (Unaudited)         (Audited)
Current Assets:
   Cash and cash equivalents                                          $616,853           $251,475
   Short-term investments                                            2,994,425          1,300,178
   Accounts receivable                                               4,354,844          1,822,883
   Inventories                                                       3,305,434            819,760
   Other current assets                                                363,696            180,848
                                                                    -----------        -----------
        Total current assets                                        11,635,252          4,375,144

Equipment, net of accumulated depreciation                           2,063,361          1,140,899

Patents, Prepaid Royalties, and Other Assets,
       net of accumulated amortization                                 275,004            256,982
                                                                   ------------       ------------
TOTAL ASSETS                                                       $13,973,617         $5,773,025
                                                                   ============       ============


         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term debt                                $51,772         $1,540,000
   Accounts payable                                                  1,155,341            838,689
   Accrued liabilities                                                 259,005            435,264
                                                                   ------------       ------------
        Total current liabilities                                    1,466,118          2,813,953

Long-Term Debt, less current maturities                                223,385            199,653

Shareholders' Equity  (Note 2)
   Preferred stock, par value $.01 per share,
        authorized 5,000,000 shares; 279 shares issued,
        and outstanding in 1996; and none issued in 1995                    $3              ---
   Additional paid-in capital, preferred stock                      $2,588,959              ---
   Common stock, par value $.01 per share,
        authorized 20,000,000 shares; issued and outstanding
        10,229,288 shares in 1996 and 8,273,426 shares in 1995         102,293             82,734
   Additional paid-in capital, common stock                         24,471,255         14,656,203
   Accumulated deficit                                             (14,878,396)       (11,979,519)
                                                                   ------------       ------------
        Total shareholders' equity                                  12,284,114          2,759,418
                                                                   ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $13,973,617         $5,773,025
                                                                   ============       ============
                       See Notes to Financial Statements


                       ANCOR COMMUNICATIONS, INCORPORATED
                            STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                        Three Months Ended                        Nine Months Ended
                                                           September 30,                             September 30,
                                                  --------------------------------          -------------------------------

                                                     1996                  1995                1996                 1995
                                                  ----------            ----------          ----------           ----------

Net Sales                                         $1,861,132            $1,311,217          $5,372,880           $3,036,119
Cost of Sales                                        929,603               624,417           2,836,383            1,708,736
                                                  ----------            ----------          ----------           ----------
  Gross Profit                                       931,529               686,800           2,536,497            1,327,383

Operating Expenses
  Selling, general and administrative              1,079,145               634,187           2,908,838            1,973,985
  Research and development                         1,107,367               625,925           2,658,910            1,826,398
                                                  ----------            ----------          ----------           ----------
  Total operating expenses                         2,186,512             1,260,112           5,567,748            3,800,383
                                                  ----------            ----------          ----------           ----------
  Operating loss                                  (1,254,983)             (573,312)         (3,031,251)          (2,473,000)

Nonoperating Income (Expense)
  Interest expense                                       (97)              (38,793)            (63,720)            (114,798)
  Other, net                                          62,160                 7,380             196,094               50,543
                                                  ----------            ----------          ----------           ----------
  Net Loss                                       ($1,192,920)            ($604,725)        ($2,898,877)         ($2,537,255)
                                                  ==========            ==========          ==========           ==========

Net loss per common share                             ($0.12)               ($0.08)             ($0.32)              ($0.35)
                                                  ==========            ==========          ==========           ==========
Weighted average common and
common equivalent shares
outstanding                                       10,092,441             7,597,182           9,027,092            7,228,066
                                                  ==========            ==========          ==========           ==========



                       See Notes to Financial Statements


                      ANCOR COMMUNICATIONS, INCORPORATED
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                   --------------------------------
                                                                      1996                1995
                                                                   -------------       ------------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net loss                                                          ($2,898,877)        ($2,537,255)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation and amortization                                       295,721             200,417
   Changes in current assets and liabilities:
        Accounts receivable                                         (2,531,961)           (358,089)
        Notes receivable                                                     0             240,000
        Inventories                                                 (2,485,674)             32,119
        Other current assets                                          (182,848)            (33,670)
        Accounts payable                                               316,652            (236,559)
        Accrued liabilities                                           (176,260)             14,087
                                                                   -----------         -----------
 Net cash used in operating activities                              (7,663,247)         (2,678,950)
                                                                   -----------         -----------

CASH FLOW FROM INVESTING ACTIVITIES:
 Purchases of equipment                                             (1,133,709)           (280,633)
 Short-term investments                                             (1,694,247)            791,437
 Purchase of other assets                                              (42,495)            (94,519)
                                                                   -----------         -----------
 Net cash provided by (used in) investing activities                (2,870,451)            416,285
                                                                   -----------         -----------

CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                                    0             364,000
 Loan repayments                                                    (1,524,497)           (345,822)
 Proceeds from preferred stock issuance                              9,557,815                   0
 Proceeds from common stock issuance
   and exercise of options                                           2,865,758           2,253,546
                                                                   -----------         -----------
 Net cash provided by financing activities                          10,899,076           2,271,724
                                                                   -----------         -----------
Net increase in cash                                                   365,378               9,059
Cash, at beginning of period                                           251,475              93,148
                                                                   -----------         -----------
Cash, at end of period                                                $616,853            $102,207
                                                                   ===========         ===========

Supplemental Schedule of Noncash Investing and Financing
 Activities: Equipment acquired under capital lease                    $60,000                  $0
                                                                   ===========         ===========

                       See Notes to Financial Statements

                      ANCOR COMMUNICATIONS, INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1996
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1996.

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

On March 7, 1996, the Company sold 1,030 shares of Series A Preferred Stock through a private placement at its stated value of $10,000 per share. Total net proceeds from this private placement were $9,557,815, after reduction for commissions and issuance costs of $742,185. Holders of Series A Preferred Stock are entitled to convert their preferred shares into shares of common stock until February 23, 1999, at which time each outstanding preferred share will automatically be converted to common stock. Each share of Series A Preferred Stock is convertible into common stock based on its stated value of $10,000, plus an eight percent annualized premium for the period for which the Series A is held, divided by a conversion price. This conversion price is the lesser of $6.49 or 85 percent of the average closing bid price of the Company's common stock for the five trading days preceding the conversion date. To date, 751 preferred shares have been converted into 1,178,559 common shares.

Beginning on May 30, 1996, holders of warrants exercised their rights to acquire 673,728 shares of common stock. Total proceeds to the Company were $2,519,322, after deducting expenses of issuance, including the cost of registering the shares pursuant to registration rights held by such warrant holders.

                                    ITEM 2
                                    ------

         MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995.

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of net sales.

                                For the Three Months     For the Nine Months
                                 Ended September 30       Ended September 30
                                --------------------     -------------------
                                  1996       1995          1996     1995
                                  ----       ----          ----     ----

Net Sales                          100.0%    100.0%        100.0%   100.0%
Cost of Goods Sold                  49.9      47.6          52.8     56.3

Gross Profit                        50.1      52.4          47.2     43.7

Operating Expenses:
  Selling, general & admin.         58.0      48.4          54.1     65.0
  Research & development            59.5      47.7          49.5     60.2

Total operating expenses           117.5      96.1         103.6    125.2

Operating loss                     (67.4)    (43.7)        (56.4)   (81.5)

Other income (expense)
  Interest expense                   0.0      (3.0)         (1.2)    (3.8)
  Other, net                         3.3       0.6           3.6      1.7
                                   -----     -----         -----    -----

Net Loss                           (64.1)%   (46.1)%       (54.0)%  (83.6)%
                                   =====     =====         =====    =====



     Net Sales. Net sales for the third quarter were approximately $1,861,000, an increase of 41.9% from 1995 third quarter sales of approximately $1,311,000. Net Sales for the nine months ended September 30, 1996, were approximately $5,373,000, an increase of 77.0% over the same period 1995 sales of approximately $3,036,000. Record gross shipment levels were achieved in the 1996 third quarter at $2.6 million; however, they were offset by a significant and unusual credit of approximately $700,000 taken to resolve an international systems integration problem, which was the result of the customer significantly modifying their network design during the time between shipment and installation. The customer will be revisited when the design is defined.

Fibre Channel product sales equaled approximately $1,861,000 in the third quarter of 1996, the entirety of the third quarter sales and an increase of $701,000 over the approximately $1,160,000 Fibre Channel sales in the 1995 third quarter, due to the increased acceptance of Fibre Channel technology and Ancor's product line, exemplified in the sale to three new customers at over $100,000 each. For the nine months ended September 30, 1996, Fibre Channel sales of approximately $5,371,000 increased 105.3% or approximately $2,755,000 over the same period 1995 Fibre Channel sales of approximately $2,616,000. There were no non-Fibre Channel sales in the 1996 third quarter, compared with 1995 third quarter non-Fibre Channel sales of approximately $152,000. The non-Fibre Channel defense communications and manufacturing data collection businesses were ceased in 1995, and carry over sales, if any, from these discontinued businesses will not be significant in future quarters.

     Gross Profit. Gross profit in the third quarter of 1996 increased to $931,529, or 50.1% of sales, from $686,800, or 52.4% of sales, in the third quarter of 1995. Gross profit in nine months ended September 30, 1996, of $2,536,497, or 47.2% of sales, increased 91.1% from $1,327,383, or 43.7% of sales, in the same period 1995. These increases were the result of overall higher sales levels and greater amount of higher margin Fibre Channel switch sales than 1995 which had a greater proportion of lower margin adapter sales. The decrease in gross profit as a percentage of sales in the third quarter of 1996 versus third quarter of 1995 was primarily due to the $700,000 return sale addressed earlier, on which there was a larger number of higher margin switches.

     Operating Expense. The Company's operating expenses for the third quarter of 1996 were approximately $2,187,000, or 117.5% of net sales, compared to approximately $1,260,000, or 96.1% of net sales, in the third quarter of 1995. Operating expenses for the nine months ended September 30, 1996, were approximately $5,568,000, or 103.6% of net sales, compared with approximately $3,800,000, or 125.2% for the prior year. As the Company executed its increased focus on the marketing and development of its Fibre Channel products, it incurred internal expenses relating to a 50% growth in sales, engineering and management personnel (from 50 workers to 75) and external expenses of advertising, travel and development of marketing partnerships.

     Net Loss. Net loss equaled approximately $1,193,000 in the third quarter of 1996, a 97.2% increase from the net loss of approximately $605,000 in the same period of the prior year. For the nine months ended September 30, 1996, net loss increased 14.2% to approximately $2,899,000 from approximately $2,537,000 for the same period 1995. The increases in net loss were primarily due to increased operating expenses. Interest expense in the nine months ended September 30, 1996, was lower than 1995 due to lower average borrowing. Interest income in the nine months ended September 30, 1996, was above 1995 levels due to the higher level of short-term investments in the 1996 period.


LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

The Company's cash, cash equivalents and short-term investments were approximately $3,611,000 as of September 30, 1996, compared to approximately $1,552,000 as of December

31, 1995. Cash flow used in operating activities totaled approximately $7,663,000, primarily due to the operating loss, as well as increases in both accounts receivable and inventories, which, in turn, were the result of increased sales and increased stocking in preparation for upcoming sales. Since Fibre Channel is still a fairly new (though working), standardized technology, customers are encouraged to invest in Ancor's products by longer payment terms, thus increasing receivables. Cash flow used in investing activities totaled approximately $2,870,000 as a result of purchasing short-term investments and, to a lesser extent, equipment purchases. The short-term investments were purchased with the proceeds from the issuance of convertible preferred stock and from the conversion of warrants. During the first nine months of 1996, the Company completed an off shore private placement of 1,030 shares of convertible preferred stock with a stated value of $10,000 per share, resulting in net proceeds to the Company of approximately $9,558,000 after deducting selling commissions and offering expenses. Additionally, during the nine months ended September 30, 1996, certain warrant holders elected to convert those warrants to 673,728 shares of common stock, resulting in net proceeds to the Company of approximately $2,519,000, after deducting expenses of issuance, including the cost of registering the shares pursuant to registration rights held by such warrant holders. The proceeds of these equity transactions were used to repay $1,500,000 of indebtedness to IBM due in June 1996, and will be used to fund sales and marketing efforts to accelerate penetration of the Company's products into OEM, system integrator and reseller accounts, to fund research and development efforts needed to maintain technological leadership and broaden the Company's product line, and for working capital. Management believes its cash, cash equivalents and short term investments will meet the needs of the Company at least through the first half of 1997.


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

     None.

Item 2.  Changes in Securities.

     None.

Item 3   Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

     None.

Item 5.  Other Information.

     None.

Item 6.   Exhibits and Reports on Form 8-K.

     (a.) Exhibits

          4.1/a/ Loan and Warrant Purchase Agreement, dated as of June 24, 1992, between Ancor Communications, Incorporated and International Business Machines Incorporated.

          4.2/a/ Agreement and Amendment to Loan and Warrant Purchase Agreement, dated March 10, 1994, by and among Ancor Communications, Incorporated, International Business Machines Corporation and IBM Credit Corporation.

          4.3/b/ Second Amendment to Loan and Warrant Purchase Agreement dated April 25, 1994, by and among Ancor Communications, Incorporated, International Business Machines Corporation and IBM Credit Corporation.

          4.4/a/ Shareholders Agreement, dated as of June 24, 1992, among Ancor Communications, Incorporated, International Business Machines Incorporated and the shareholders of the Company named on the signature page thereto.

          4.5/c/      Representative's Warrant.

          4.6/a/      Form of Warrant issued November 8, 1993.

          4.7/f/      Form of Warrant issued April 28, 1995.

          4.8/g/ Form of Warrant issued to Ancor Human Resources on August 28, 1995.

          4.9/g/ Form of Warrant issued to John G. Kinnard & Company on October 23, 1995.

          4.10/h/     Certificate of Designation of Series A Preferred Stock.

          4.11/h/ Form of Warrant issued to Swartz Investments, Inc. on March 7, 1996.

          10.1/a/ Form of Promissory Note, dated June 24, 1992, made by Ancor Communications, Incorporated in favor of IBM Credit Corporation in connection with the Loan and Warrant Purchase Agreement referenced in Exhibit 4.2 above.

          10.2/a/     Ancor Communications, Incorporated 1990 Stock Option Plan.

          10.3/a/ Ancor Communications, Incorporated 1994 Long-Term Incentive and Stock Option Plan.

          10.4/a/ Employment Agreement, dated January 1, 1994, between Ancor Communications, Incorporated and Dale C. Showers.

          10.5/a/ Employment Agreement, dated January 1, 1994, between Ancor Communications, Incorporated and Stephen C. O'Hara.

          10.6/a/ Employment Agreement, dated June 30, 1992, between Ancor Communications, Incorporated and Terry M. Anderson.

          10.7/a/ Employment Agreement, dated June 30, 1992, between Ancor Communications, Incorporated and Robert S. Cornelius.

          10.8/a/ Sublease, dated March 29, 1988, by and between Anderson Cornelius and Unisys Corporation, formerly known as Burroughs Corporation.

          10.9/a/ Sublease, Amendment Agreement, dated March 8, 1989, by and between Anderson Cornelius and Unisys Corporation, formerly known as Burroughs Corporation.

          10.10/a/ Sublease, Amendment Agreement, dated August 31, 1992, by and between the Company and Unisys Corporation, formerly known as Burroughs Corporation.

          10.11/a/ Development and License Agreement between the Company and International Business Machines Corporation dated June 4, 1992, as amended on February 8, 1993, May 10, 1993 and October 5, 1993 (a request for confidentiality of certain portions of this agreement has been granted).

          10.12/c/    Underwriting Agreement.

          10.13/d/ Amendment No. 1 to Employment Agreement dated November 4, 1994 between the Company and Dale C. Showers amending the Employment

                      Agreement dated January 1, 1994 between the Company and Mr. Showers filed as exhibit No 10.4

          10.14/e/ Form of Change of Control Agreement dated January 1, 1995 between the Company and each of Lee B. Lewis, Timothy W. Donaldson and William F. Walker.

          10.15/f/ Agency Agreement between the Company and John G. Kinnard and Company, Incorporated dated April 20, 1995.

          10.16/g/ Agency Agreement between the Company and John G. Kinnard & Company, Inc. dated October 23, 1995.

          10.17/g/    Ancor Communications, Inc. 1995 Employee Stock Purchase
                      Plan.

          10.18/g/ Ancor Communications, Inc. Non-Employee Director Stock Option Plan.

          10.19/h/ Form of Subscription Agreement between the Company and Purchasers of the Company's Series A Preferred Stock (March 1996).

          10.20/h/ Registration Rights Agreement dated March 7, 1996 between the Company, Swartz Investments, Inc. and Purchasers of the Company's Series A Preferred Stock.

          10.21/h/ Letter Agreement between the Company and Swartz Investments, Inc. dated February 1996.

          10.22/i/ Separation and General Release Agreement between the Company and William F. Walker.

          27.1/j/     Financial Data Schedule.

---------------------------------

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



                                              ANCOR COMMUNICATIONS, INCORPORATED
                                              ----------------------------------



Dated:  November 14, 1996                     By /s/ STEPHEN C. O'HARA
                                                 -------------------------
                                                     Stephen C. O'Hara
                                                     President & Chief Executive
                                                     Officer



Dated:    November 14, 1996                   By /s/ LEE B. LEWIS
                                                 -------------------
                                                     Lee B. Lewis
                                                     Vice President & Chief
                                                     Financial Officer