Form 10-K405
period 1996-12-31
ANCOR COMMUNICATIONS INC /MN/
filed 1997-03-14
CIK 920636

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K
                    Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 1996

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

Commission File Number 1-2982
                       ------

                       ANCOR COMMUNICATIONS, INCORPORATED
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

               Minnesota                                41-1569659
               ---------                                ----------
    (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

6130 Blue Circle Drive  Minnetonka, Minnesota              55343
---------------------------------------------              -----
  (Address of principal executive offices)              (Zip code)

       Registrant's Telephone number, including area code (612) 932-4000
                                                          --------------


          Securities registered pursuant to Section 12(b) of the Act:


        Title of each class            Name of each exchange on which registered
        -------------------            -----------------------------------------
Common Stock, par value $.01 per share          Pacific Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 11, 1997, the Company had 10,448,653 shares of Common Stock outstanding. The aggregate market value of the 9,147,673 shares of Common Stock held by non-affiliates of the Company was $56,029,497, based on the closing share price on March 11, 1997 on the Nasdaq SmallCap Market.

Documents incorporated by reference: Certain responses to Part III are incorporated herein by reference to information contained in the Company's definitive proxy statement for its 1997 annual meeting of shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1997.

===============================================================================

                               TABLE OF CONTENTS


                                    Part I

Item 1.    Business..........................................................  3

Item 2.    Properties........................................................  7

Item 3.    Legal Proceedings.................................................  8

Item 4.    Submission of Matters to a Vote of Security Holders...............  8

                                    Part II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters...............................................  8

Item 6.    Selected Financial Data...........................................  9

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................... 10

Item 8.    Financial Statements and Supplementary Data....................... 14

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................... 15

                                   Part III

Item 10.   Directors, Executive Officers, Promoters and Control Persons:
           Compliance with Section 16(a) of the Exchange Act................. 15

Item 11.   Executive Compensation............................................ 15

Item 12.   Security Ownership of Certain Beneficial Owners and Management.... 15

Item 13.   Certain Relationships and Related Transactions.................... 15

                                    Part IV

Item 14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K. 16

                                     PART I

Item 1.  Business

General
-------

Ancor Communications, Incorporated ("the Company"), incorporated in 1986, is recognized as a leading developer of Fibre Channel network products. Fibre Channel is a high bandwidth, low latency advance in data communications technology developed under the auspices of the American National Standards Institute (ANSI). The Company develops, manufactures, and markets Fibre Channel switches, interface adapters and application specific integrated circuits (ASICs).

In 1992, the Company delivered its first prototype Fibre Channel switches and interface adapters. Commercial Fibre Channel switch and interface deliveries began in 1993. Since that product introduction, joint development and marketing alliances and significant customer relationships have been achieved with major industry players such as IBM, Nippon Telephone & Telegraph Corp, AT&T and Sun Microsystems. The Company's Fibre Channel products are used by organizations worldwide for enhanced network performance, scalability and connectivity. Fibre Channel enables the transfer of data at speeds ranging from 266 Mbps to 1 Gigabit per second, which is approximately 7 to 100 times faster than the speeds of other existing local area networks.

Since its inception, the Company's core technology has been built around the utilization of fiber optic cable for data transmission. Originally, through its Anderson Cornelius division, the Company provided fiber optic manufacturing data collection systems to Ford Motor Company. In 1989, the Company began selling its fiber optic defense communication products to the U.S. Navy. Its current Fibre Channel product category was initiated in 1988 when the Company participated as an original member of the founding task group of the ANSI committee dedicated to the creation of the Fibre Channel standard. Today the Company -- an active member of the ANSI Fibre Channel committee and the Fibre Channel Association -- focuses entirely on the development of Fibre Channel solutions.

Products
--------

The Company's family of Fibre Channel products currently consists of switches, adapters, routers and ASICs sold as integrated data communication systems or as separate components. The Company's adapters are designed to be installed in personal computers, workstations and other devices that are interconnected to the Company's Fibre Channel switches.

The Company's patented switch enables networks of up to 3072 nodes to be built by linking multiple switches in 8, 16 and 64 node increments. Through the Fibre Channel switch, users are able to establish multiple simultaneous direct connect and shared connect links. This technology, called two-dimensional switching, is important because it provides the advantage of both direct and shared links in a single network.

Direct connect links create an actual physical, dedicated connection between two devices with the entire bandwidth available to serve each direct link, thus providing a fast and reliable medium for sending large volumes of data. Shared connect links send and receive data without establishing a dedicated physical connection so that other devices can also use the medium. Shared connect links are more efficient for smaller data transmissions because the overhead of establishing a direct connect link is avoided.

The Company's FCS/tm/ 266 switch completed in 1993, and its FCS/tm/ 1062, completed in 1995, have been shipped to over 80 customers. Net sales of these switches accounted for approximately $4.2 million of revenue in 1996, $2.0 million of revenue in 1995, and $0.9 million of revenue in 1994.

The Company's adapters provide an "intelligent" interface between the Fibre Channel switch and varying hardware devices. This interface is designed to permit higher speed data transfers to or from the host device and shift communications responsibilities from the host system to the adapter, thereby reducing overhead. The Company's adapters control communications by an imbedded I/O processor which manages all data transfer and Fibre Channel communications. The following is a list of the Company's adapters, together with the primary hardware system for which each adapter was designed:

          Adapter Type                 Primary Hardware System
          ------------                 -----------------------

              MCA                            IBM, AT&T/NCR
              EISA                     Hewlett-Packard Company,
                                        Silicon Graphics, Inc.
              VME                       Silicon Graphics, Inc.
              SBus                      Sun MicroSystems, Inc.
              PCI                          Intel Corporation
                                        Silicon Graphics, Inc.

The Company began selling its MCA, EISA and VME adapters commercially during 1993. SBus and PCI adapters were introduced in 1995. Adapter net sales totaled approximately $1.8 million of revenue in 1996, $1.6 million of revenue in 1995, and $1.4 million of revenue in 1994.

The Company's Fibre Link products route traffic among a combination of Fibre Channel systems, Unix systems and Netware networks to meet diverse enterprise communications requirements. Fibre Link products were introduced in 1995 with net sales of approximately $300,000 in 1996 and $250,000 in 1995.

The Company's ASICs provide building blocks at the chip level for implementing Fibre Channel technology. These ASICs combine a number of Fibre Channel functions in a single chip and thereby substantially reduce the number of components needed to implement Fibre Channel switches and adapters. The Company is not actively marketing its proprietary ASIC. The Company's ASICs are a component of its adapters and switches.

The Company closed its Anderson Cornelius division in 1994 because its plant floor data collection systems were not central to its Fibre Channel direction, and discontinued its defense communications products in 1995 for that same reason. Plant floor communications sales approximated $1,200,000 in 1994. Defense sales approximated $390,000 and $847,000 in 1995, and 1994, respectively.

Fibre Channel Market
--------------------

The market for Fibre Channel addresses those customers who need to transfer large amounts of data reliably at high speeds without network degradation. The Fibre Channel market encompasses numerous applications within the multi-billion dollar data and network communications market. Various market research firms, such as EMF Associates and Ryan, Hankin, Kent Inc., estimate the market for Fibre Channel products in the year 2000 will be over $1.0 billion.


Sales and Marketing
-------------------

The Company's internal sales force develops sales opportunities with original equipment manufacturers, system integrators, various indirect selling channels and major end users. Sales efforts are concentrated in North America, Europe and the Pacific Basin. In addition to direct selling, various marketing and promotional techniques are employed to increase sales, including seminars, trade shows, media advertising and sales agencies.

As of February 28, 1997, the sales organization was made up of thirteen field sales and application engineering personnel and seven support professionals.

In 1996, Hucom (Japan) and Falcon Systems accounted for 41% and 12% of revenue respectively. In 1995, Hucom (Japan) accounted for 24% of revenue, while in 1994, the U.S. Government, Hewlett-Packard and Ford Motor Company accounted for 17%, 14% and 12% of revenue respectively. See Note 5 to the financial statement.

Competition
-----------

The Company is aware of other companies, such as Hewlett-Packard Company, which have developed a Fibre Channel switch. A number of companies, including Brocade Communications, Inc., NEC Corporation and McDATA Corporation have also announced switch development efforts. The Company is also aware that IBM is developing Fibre Channel products and other companies, including Hewlett-Packard Company, Adaptec, Inc., Jaycor Corporation, Interphase Corporation and Emulex, are developing Fibre Channel adapters and other components. The Company anticipates others will develop Fibre Channel products in the near future. Other Fibre Channel products will compete with the Company's products, including those that may be offered by IBM which may incorporate certain aspects of the Company's technology. The Company believes the introduction of additional competitors will enhance market acceptance of Fibre Channel technology.

The primary challenge of Fibre Channel is to gain industry acceptance over other technologies addressing data communications needs. Despite the limitations of existing network technology services such as FDDI, Ethernet and Token Ring, provided by IBM and others, users will not generally replace them until system demands significantly strain their capacity. Interim solutions are available to enhance existing network capacity, such as greater segmentation of networks which require an additional investment in bridges, hubs or routers. The Company believes that those solutions are temporary and will not adequately fulfill future network demands.

Asynchronous Transfer Mode ("ATM") and gigabit ethernet are viewed by many to be the most significant Fibre Channel competitors in the replacement of existing data communications networks. ATM products are available from a number of companies, including IBM. However, there are several disadvantages to ATM that are overcome with Fibre Channel. Because ATM is a single dimensional technology, system performance degrades as the number of users increases. Also, because of the small data block size and the software complexity of ATM, latency is high for data intensive applications. Gigabit ethernet is a developing technology which is still in its early stages.

A number of participants in the data communications industry, including the Company, view Fibre Channel, gigabit ethernet and ATM as complementary technologies and envision ATM, gigabit ethernet and Fibre Channel coexisting in the same network. Fibre Channel speed and reliability advantages can be used for LAN backbone applications, while ethernet technologies will connect many conventional desktop applications, and ATM can tie LANs to WANs where greater distance is required.

Intellectual Property Rights
----------------------------

The Company attempts to protect the proprietary aspects of its product through patents, copyrights, trade secret law and non-disclosure safeguards. The Company has one U.S. patent covering certain aspects of its switch. The source code for the software contained in its products is protected by copyright law. The Company intends to continue to seek patents on its products when appropriate. In addition, the Company protects its trade secrets by, among other things, maintaining non-disclosure and confidentiality agreements with its employees, vendors and customers.

Research and Development
------------------------

The Company believes that its success depends in part on its ability to continue to enhance its existing Fibre Channel products and to develop new products. The Company's current efforts are focused on development of additional switches, adapters and ASICs for faster, more efficient communication with more types of host devices and operating systems. As a result, the Company has developed and capitalized, and is currently utilizing, its own internally-built test, tooling and software, to assist in further development of its products. Additionally, the Company has developed software drivers which are sold with its adapters and switches. The development costs associated with these drivers after the establishment of technological feasibility are capitalized and amortized to cost of goods sold.

     While the Company's capital and human resource requirements are minimized through its strategic design development and contract manufacturing relationships, the Company will continue to dedicate substantial expenditures to research and development. Research and development expenditures were $3,198,155, $2,542,407, and $2,056,020 for 1996, 1995 and
     1994 respectively.

     Manufacturing
     -------------

     The Company subcontracts a majority of its production activities, including the manufacture, assembly and testing of the Company's proprietary Fibre Channel designs, to organizations specializing in contract manufacturing. The Company conducts its own development, design and production management efforts.

     During 1995, to improve product lead times, quality and cost efficiency, the Company changed its primary contract manufacturer. Purchases from this manufacturer were approximately $5,100,000 and $870,000 in 1996 and 1995, respectively. Management believes that alternative contract manufacturers are available in the event the Company is unable to obtain service from this manufacturer.

     The majority of the components used in the Company's products are generally available from multiple sources. Some electrical components used in the Company's hardware products are from time to time in short supply.
     Certain components may be available from only a single source at a given time. Future shortages of components could result in production delays or reductions in product shipments that would adversely affect the Company's business.

     Employees
     ---------

     As of February 28, 1997, the Company had 70 full time employees and 1 part time employee, including 39 in engineering and product development, 20 in sales and marketing, 5 in manufacturing and 7 in general administration and finance. None of the Company's employees is represented by a labor union or subject to any collective bargaining agreement. The Company has never experienced any work stoppages and it believes its employee relations are good.


     Item 2.  Properties

     The Company's executive offices and manufacturing facility are located in Minnetonka, Minnesota, where it leases 27,560 square feet of space under a lease that expires in April 1998. The annual rent is approximately $103,350. The facility is adequate to meet the Company's current requirements, and, in the opinion of management, is adequately covered by insurance.

     Item 3.  Legal Proceedings

          None.


     Item 4.  Submission of Matters to a Vote of Security Holders

          None.


                                    Part II

     Item 5.  Market for Registrant's Common Equity and Related Shareholder
     Matters

     The Company's common stock has been quoted on the Nasdaq SmallCap Market since its initial public offering on May 3, 1994. The following table sets forth the high and low prices of the Company's common stock for each full quarterly period within the two most recent fiscal years, as reported by the Nasdaq SmallCap Market.

                          Quarterly Stock Prices

                                                    Sale Price
                                                 ------------------
                                                 High           Low
                                                 ----           ---
             Quarter of 1995:
                 First                          $ 5 7/8     $ 3 7/8
                 Second                           5 1/4       3 3/4
                 Third                            7 3/8       4 1/2
                 Fourth                           8 5/8       4 5/8

             Quarter of 1996:
                 First                          $     7     $ 5 1/8
                 Second                          41 3/8       6 3/8
                 Third                           20 7/8       8 3/8
                 Fourth                          17 1/8      12 3/4

     Holders.

     As of February 26, 1997, there were 192 holders of record of the Company's common stock and the Company estimates there were approximately 10,873 beneficial holders at such date. As of March 11, 1997, the last sale price of the Company's common stock as reported by the Nasdaq SmallCap Market was $6.125.

     Dividends.

     The Company has never paid cash dividends on its common stock and has no current intentions to do so.

Item 6.  Selected Financial Data

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the financial statements, related notes thereto and other financial information included in this Report.


Statements of Operations Data:
------------------------------
                                                                         Year Ended December 31,
                                                   ----------------------------------------------------------------
                                                      1996            1995          1994         1993         1992
                                                   ----------       -------       -------       -------     -------
                                                                (in thousands, except per share data)

Net sales...................................          $ 6,258       $ 4,673       $ 4,761       $ 4,019     $ 4,050
Cost of sales...............................            3,566         2,533         2,743         2,324       2,723
                                                      -------       -------       -------       -------     -------
   Gross profit.............................            2,692         2,140         2,018         1,695       1,327
Operating expenses
  Selling, general and administrative.......            4,944         2,785         2,377         2,013       2,448
  Research and development..................            3,198         2,542         2,056         1,643       1,986
                                                      -------       -------       -------       -------     -------
    Total operating expenses................            8,142         5,327         4,433         3,656       4,434
                                                      -------       -------       -------       -------     -------
    Operating loss..........................           (5,450)       (3,187)       (2,415)       (1,961)     (3,107)
Interest expense............................               64           153           275           471          94
Other income (expense), net.................              224            71            95           (18)         10
Income taxes................................                0             0             0             0           0
                                                      -------       -------       -------       -------     -------

 Net loss...................................          $(5,290)      $(3,269)      $(2,595)      $(2,450)    $(3,191)
                                                      =======       =======       =======       =======     =======


 Net loss per share........................           $ (0.60)/1/   $ (0.44)      $ (0.47)      $ (0.80)    $ (1.04)
                                                      =======       =======       =======       =======     =======
 Weighted average common
  shares outstanding.......................             9,351         7,449         5,516         3,075       3,059
                                                      =======       =======       =======       =======     =======

Balance Sheet Data:
-------------------

                                                                            At December 31,
                                                   ----------------------------------------------------------------
                                                      1996            1995          1994         1993         1992
                                                   ----------       -------       -------       -------     -------
                                                                        (In thousands)

 Working capital (deficit).................        $    6,384       $ 1,561       $ 2,101       $(1,218)    $  (626)
 Total assets .............................            12,262         5,773         4,443         2,642       1,815
 Long-term debt net of current maturities..               178           200         1,657         3,657       2,067
 Shareholders' equity (deficit)............             9,907         2,759         1,299        (4,628)     (2,253)

--------------
/1/ Includes an adjustment of 3 cents loss per share for the effect of the 8% accretion benefit earned by the Series A Preferred shareholders from the date of issue to the date of conversion or to the end of the reporting period, whichever is earlier. Such accretion amounted to $331,334 for 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - For the Years ended December 31, 1996, 1995 and 1994.

The following table sets forth selected information derived from the Company's Statement of Operations as a percentage of net sales:

                                           For the Twelve Months
                                             Ended December 31
                                           ---------------------
                                           1996    1995    1994
                                           -----   -----   -----
Net sales                                  100.0%  100.0%  100.0%
Cost of sales                               57.0    54.2    57.6
                                           -----   -----   -----

    Gross profit                            43.0    45.8    42.4

Operating expenses
    Selling, general and administrative     79.0    59.6    49.9
    Research and development                51.1    54.4    43.2
                                           -----   -----   -----

Total operating expenses                   130.1   114.0    93.1
                                           -----   -----   -----

    Operating loss                         -87.1   -68.2   -50.7

Nonoperating income (expense)
    Interest expense                        -1.0    -3.3    -5.8
    Other, net                               3.6     1.5     2.0
                                           -----   -----   -----

Net loss                                   -84.5%  -70.0%  -54.5%
                                           =====   =====   =====


     Net Sales Net sales for 1996 increased by $1,584,889 (34%) from 1995 to $6,257,840. This increase in net sales is due to (i) a significant increase in net sales to Hucom, Inc., the Company's Japanese distributor, (ii) to increased market acceptance of the Company's Fibre Channel products, (iii) continued strength in the data networking market, and (iv) increases in network capacity requirements. Net sales to Hucom, Inc. increased $1,459,000 (129.6%) to $2,585,000 in 1996, representing 41% of net sales for the year. The market acceptance of the Company's products are attributable to the breadth of the Company's product offering for switches and adapters and the Company's ability to deliver complete Fibre Channel networking solutions for different connectivity environments. In 1996, net sales of switches increased by approximately $2,200,000 (110%) to approximately $4,200,000 and net sales of adapters increased approximately $200,000 (12.5%) to approximately $1,800,000.

The 1996 net sales increase was partially offset by significant unanticipated product returns, which began during the second and third quarters of the year. The Company does not generally provide customers with a right of return at the date of sale. However, in response to significant pressures from the marketplace, the Company allowed product returns from certain customers as a marketing concession to stimulate a positive impression of the Company and its products in the marketplace. Additionally, certain customers had difficulty integrating the new technology of the Company's products and negotiated product returns. As a result, the Company issued significant credits for sales returns in 1996, including (i) a $700,000 credit granted to a customer in the third quarter of 1996 as a result of the customer significantly modifying its network design after shipment by the Company, (ii) a fourth quarter sales return of $660,000 for a contract cancellation, and (iii) the recording of a sales returns reserve of $300,000 at December 31, 1996 for estimated future product returns.

The $660,000 fourth quarter sales return relates to the January 1997 cancellation of an OEM contract by Sequent Computer Systems, Inc. (Sequent), a reseller of the Company's Fibre Channel switches. After acceptance of the Company's shipment, Sequent discovered an interoperability conflict between Sequent's NUMA-Q technologies and the Fibre Channel technologies. The Company agreed to accept the product return and to issue a credit for the previous sale.

At December 31, 1996, the Company recorded a net sales return reserve of $150,000 ($300,000 gross sales less the estimated value of the product to be returned) as an estimate of future anticipated returns of product. The recording of this reserve is in recognition of the difficulty in obtaining market penetration of the Company's new technology and the necessity to make concessions to customers during the initial introduction of a new technology product.

Net sales for 1995 decreased $88,050 (1.8%) to $4,672,951. However, there was a substantial shift in sales to Fibre Channel product. Net sales of switches increased approximately $1,100,000 (133.6%) to approximately $2,004,000, net sales of adapters increased approximately $122,000 (8.5%) to approximately $1,554,000, and the initial introduction of Fibre Link product sales were approximately $254,000 in 1995. These increases were offset by a reduction of sales caused by the closure of the Anderson Cornelius division in 1994, because plant floor data collection systems were not central to its Fibre Channel direction. Additionally, the Company ceased its defense communications business in 1995. In 1995, defense sales decreased by approximately $457,000 (54.0%) to approximately $390,000 and there were no sales of plant floor communication systems compared to sales of such systems of approximately $1,400,000 in 1994.

     Gross Profit Gross margin percentage was 43.0% in 1996, 45.8% in 1995 and 42.4% in 1994. The decrease in 1996 gross margin percentage is attributable to a
4.9 point reduction in the percentage caused by fourth quarter 1996 inventory obsolescence, scrap and rework charges, with the offset caused by improved margins from the switch vs. adapter mix of product sold. The 3.4% increase in 1995 gross margin percentage is attributable to reduced manufacturing overhead and Fibre Channel start up expenses as a percentage of sales.

     Operating Expenses Operating expenses were $8,142,321 (130.1% of net sales) in 1996, $5,327,043 (114.0% of net sales) in 1995 and $4,432,869 (93.1%
of net sales) in 1994. The increase in operating expenses in 1996 and 1995 are attributable to an increase in the number of employees, increased development costs for the network products, increased promotion costs and increased selling expenses as sales volume increases.

Selling, general and administrative expenses (SG&A) were approximately $4,944,000 (79.0% of net sales) in 1996; $2,785,000 (59.6% of net sales) in
1995; and $2,377,000 (49.9% of net sales) in 1994. SG&A increased in 1996 and 1995 due to the addition of sales and management personnel resulting from the Company's increased focus on the marketing of its Fibre Channel products. Specifically in 1996, in addition to $1.8 million of salaries, the Company expended $368,000 in employee recruitment, and $755,000 on outfitting marketing demonstration facilities, development of advertising and promotion campaigns and costs to develop the worldwide Company channels of distribution. In 1995, such expenditures amounted to $1.3 million, $61,000 and $354,000 respectively, and in 1994 were $1.1 million, $0, and $193,000 respectively.

Research and development expenses (R&D) were approximately $3,198,000 (51.1% of net sales) in 1996; $2,542,000 (54.4% of net sales) in 1995; and $2,056,000
(43.2% of net sales) in 1994. The Company believes the introduction of new technologies and products to the market in a timely manner is crucial to its success, and will continue to make strategic program expenditures where appropriate. The nature of costs for such program development activities is primarily the employee related cost for design, prototype development and testing. Salaries and contracted labor incurred were approximately $2,492,000 in 1996, $1,740,000 in 1995, and $1,495,000 in 1994. Engineering expenditures increased in 1996, as the next generation of Fibre Channel switching products is being developed. In 1995, as the Company continued to bring new Sbus and PCI adapters to market, research and development spending increased over 1994. The Company expects that spending for research and development will increase in absolute dollars but may continue to vary as a percentage of net sales.

     Nonoperating Income (Expense) Interest expense totaled $63,986 in 1996, $153,407 in 1995 and $275,001 in 1994. In June 1996, the Company repaid a $1.5 million note payable with the proceeds of a preferred stock offering and the conversion of warrants to common stock (see Liquidity and Capital Resources section below), resulting in lower interest expense for the year. Similarly, in May 1994, the Company repaid $4 million of debt with a portion of the net proceeds of the initial public offering.

Interest income totaled $224,086 in 1996, $70,846 in 1995 and $95,026 in 1994.
The increase in 1996 is attributable to the short-term investment of a portion of the net proceeds of the preferred stock offering and the conversion of warrants to common stock.

     Net Loss The Company's net loss increased to approximately $5,290,000, or $0.60 per share in 1996, compared to a net loss of $3,269,000, or $0.44 per share in 1995, and a net loss of approximately $2,595,000, or $0.47 per share in 1994. In addition to the increased operating loss, the net loss of $0.60 per share for 1996 includes an adjustment of 3 cents loss per share for the effect of the 8% accretion benefit earned by the Series A Preferred shareholders from the date of issue to the date of conversion or to the end of the reporting period, whichever is earlier. Such accretion amounted to $331,000 for 1996.


Liquidity and Capital Resources

The Company's principal source of liquidity at December 31, 1996 was cash, cash equivalents and short term investments of approximately $1,511,000. This compares to approximately $1,552,000 at year end 1995, and to approximately $1,328,000 at year end 1994. Net cash used in operating activities increased from approximately $3,559,000 in 1994 to approximately $3,804,000 in 1995 to approximately $8,058,000 in 1996. The increase in 1996 was due to the net loss, as well as increases in both accounts receivable and inventories, which, in turn, were the result of increased sales and increased stocking in anticipation of sales growth in 1997. The 120.5% increase in receivables is primarily attributable to (i) a $1,485,000 sale to Hucom, Inc. in the last week of December 1996, and (ii) extended terms granted to customers as an inducement to utilize the Company's technology. Additionally, customers are also encouraged to install the Company's products through a free evaluation period lasting over a number of months. This equipment remains the property of the Company, thus increasing inventory, unless the evaluation is converted into a sale. The increase in 1995 was due to an increase in receivables of approximately $831,000 and a higher net loss, without the need for significant additional investments in inventory, prepaid expenses and accounts payable. The increase in receivables at December 31, 1995 was due primarily to significant sales near year end, including a couple of large contracts, and a significant increase in receivables from value added resellers.

Cash flow used in investing activities totaled approximately $2,536,000 in 1996, as compared with approximately $601,000 in 1995 and approximately $1,978,000 in 1994. Major capital expenditures in 1996 included upgrades and additions to facilities, development of a new worldwide management information system, upgrades of desktop systems, development of salable software and internally-built testing and tooling equipment for the next generation of Fibre Channel switching products. Investments in 1995 included design and expansion of the Company's own Fibre Channel research network of engineering tools and software. Cash invested in 1994 included that for short-term investments and hardware and software for ASIC design.

Since its inception, the Company has financed its operations and met its capital expenditure requirements from private and public sales of capital stock and from borrowing. In 1996, the Company completed an off-shore private placement of 1,030 shares of convertible preferred stock with a stated value of $10,000 per share, resulting in net proceeds to the Company of approximately $9,544,000 after deducting selling commissions and offering expenses. Additionally, during the year, certain warrant holders elected to convert those warrants to 683,728 shares of common stock, resulting in net proceeds to the Company of approximately $2,518,000, after deducting expenses of issuance, including the cost of registering the shares pursuant to registration rights held by such warrant holders. The proceeds of these equity transactions were used to repay $1,500,000 of indebtedness to IBM due in June 1996, and were used to fund sales and marketing efforts to accelerate penetration of the Company's products into OEM, system integrator and reseller accounts, to fund research and development efforts needed to maintain technological leadership and broaden the Company's product line, and for working capital. In 1995, the Company completed two private placements resulting in net proceeds to the Company of approximately $4.7 million. During the second quarter of 1994, the Company completed its initial public offering of common stock, raising approximately $8,300,000. Of the total net proceeds, $4 million was used to pay $2 million of its obligation to IBM and $2 million to retire 10% subordinated notes. In 1992, the Company entered into a term loan agreement with IBM to borrow $3.5 million dollars at 8.75%. In 1993, the Company sold $2 million principal amount of 10% subordinated notes.

Management believes that the Company must obtain additional capital to fund the continued growth in net sales and to fund the Company's working capital requirements, operating activities, and future capital expenditures until profitability is achieved. The Company plans to raise additional capital from a private placement of equity securities. In February 1997, the Company entered into a nonbinding letter of agreement with a placement agent to raise $10,000,000 through the issuance of 5% convertible preferred stock. As of March 13, 1997, the placement agent has informed the Company that it expects the private placement will be fully subscribed, but is subject to investor review of the Company's 1996 Form 10-K. The Company currently anticipates that the private placement will close in March 1997.

The Company believes that the capital received from the private placement will provide adequate liquidity to fund growth, operations, and capital expenditures for 1997. However, there is no assurance that the Company will be able to successfully complete the private placement transaction or, if necessary, obtain capital from alternative sources at a reasonable cost or at all. If additional capital cannot be obtained, the Company would have to substantially reduce its growth plans and its operating costs.


Item 8.  Financial Statements and Supplementary Data

The following financial statements are included as a separate section following the signature page to this Form 10-K:

                         INDEX TO FINANCIAL STATEMENTS

                                                                     Page
                                                                     ----
Independent Auditor's Report for the years ended
  December 31, 1996, 1995,  and 1994............................      F-2

Balance Sheets as of
  December 31, 1996 and 1995....................................      F-3

Statements of Operation's for the years ended
  December 31, 1996, 1995 and 1994..............................      F-5

Statements of Shareholders' Equity/Deficit for the years ended
  December  31, 1996, 1995 and 1994.............................      F-6


Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994...........................      F-8

Notes to Financial Statements................................   F-9 to F-18


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                    PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons:
          Compliance with Section 16(a) of the Exchange Act

The information set forth under the heading "ELECTION OF DIRECTORS", "EXECUTIVE OFFICERS" and "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934" in the Company's definitive proxy statement for its 1995 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1995 (the "Proxy Statement") is hereby incorporated by reference.


Item 11.  Executive Compensation

The information set forth under the heading "EXECUTIVE COMPENSATION" in the Proxy Statement referred to in Item 10 above is hereby incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information set forth under the heading "PRINCIPAL SHAREHOLDERS" in the Proxy Statement referred to in Item 10 above is hereby incorporated by reference.


Item 13.  Certain Relationships and Related Transactions

The information set forth under the heading "CERTAIN TRANSACTIONS" in the Proxy Statement referred to in Item 10 above is hereby incorporated by reference.

                                    Part IV

     Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a.) The following documents are filed as part of this Annual Report on Form
     10-K

     1. Financial Statements: The financial statements filed as part of this report are listed in the "Index to Financial Statements" on Page F-1 hereof.

     2. Financial Statement Schedules. The financial statement schedule filed as part of this report is listed in the "Index to Financial Statements" on Page F-1 hereof.

            None

     3.  Exhibits

         3.1 /a/ Second Amended and Restated Articles of Incorporation of the Company.

         3.2 /a/   Amended Bylaws of the Company.

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

         10.2 /a/  Ancor Communications, Incorporated 1990 Stock Option Plan.

         10.3 /a/ Ancor Communications, Incorporated 1994 Long-Term Incentive and Stock Option Plan.

         10.4 /a/ Employment Agreement, dated January 1, 1994, between Ancor Communications, Incorporated and Dale C. Showers.

         10.5 /a/ Employment Agreement, dated January 1, 1994, between Ancor Communications, Incorporated and Stephen C. O'Hara.

         10.6 /a/  [Employment Agreement expired.]

         10.7 /a/  [Employment Agreement expired.]

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

         10.21 /h/ Letter Agreement between the Company and Swartz Investments, Inc. dated February 1996.

         10.22 /i/ Separation and General Release Agreement between the Company and William F. Walker.

         23.1 /j/  Consent of McGladrey & Pullen, LLP.

         24.1 /j/  Powers of Attorney (set forth on the Signature Page hereof).

         27.1 /j/  Financial Data Schedule.


------------------------
/a/ Incorporated by reference to the Company's Registration Statement on form SB-2 filed March 11, 1994.

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

/j/  Included herewith.


(b.) Reports on Form 8-K
        None.
(c.)  See subitem (a.) above.
(d.)  See subitem (a.) above.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ANCOR COMMUNICATIONS, INCORPORATED


                                       By /s/ Stephen O'Hara
                                          -------------------------------
                                          Stephen O'Hara
                                          President & CEO


Dated: March 11, 1997
       ----------------


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature to this report on Form 10-K appears below hereby constitutes and appoints Stephen C. O'Hara and Lee B. Lewis, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity state below and to perform any acts necessary to be done in order to file all amendments to this report on Form 10-K, and any and all instruments or documents filed as part of or in connection with this report on Form 10-K or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

         Name                            Title                         Date
         ----                            -----                         ----
/s/ Dale C. Showers          Chairman and Director                March 11, 1997
-----------------------
Dale C. Showers


/s/ Stephen O'Hara           President, CEO and Director          March 11, 1997
-----------------------      (principal executive officer)
Stephen O'Hara


/s/ Lee B. Lewis             Chief Financial Officer              March 11, 1997
-----------------------      (principal financial officer)
Lee B. Lewis


/s/ Thomas F. Hunt           Director                             March 11, 1997
-----------------------
Thomas F. Hunt, Jr.


/s/ Gerald M. Bestler        Director                             March 11, 1997
-----------------------
Gerald M. Bestler

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Independent Auditor's Report for the years ended
  December 31, 1996, 1995,  and 1994................................         F-2

Balance Sheets as of
  December 31, 1996 and 1995........................................         F-3

Statements of Operation's for the years ended
  December 31, 1996, 1995 and 1994..................................         F-5

Statements of Shareholders' Equity/Deficit for the years ended
  December  31, 1996, 1995 and 1994.................................         F-6

Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994..................................         F-8

Notes to Financial Statements....................................... F-9 to F-18

                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Ancor Communications, Incorporated
Minnetonka, Minnesota

We have audited the accompanying balance sheets of Ancor Communications, Incorporated as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ancor Communications, Incorporated as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations, requires additional financing, and needs to attain profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2, including plans to complete a $10,000,000 private placement through the issuance of 5 percent convertible preferred stock in March 1997. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Minneapolis, Minnesota
February 21, 1997, except for Note 2, as        /S/ MCGLADREY & PULLEN, LLP.
  to which the date is March 13, 1997               McGLADREY & PULLEN, LLP.


ANCOR COMMUNICATIONS, INCORPORATED

BALANCE SHEETS
December 31, 1996 and 1995

ASSETS                                                                         1996             1995
--------------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents                                                 $   507,041      $   251,475
  Short-term investments                                                      1,003,530        1,300,178
  Accounts receivable, less allowances of $214,000 and $50,000,
    respectively (Notes 5 and 9)                                              4,019,000        1,822,883
  Inventories (Note 3)                                                        2,695,961          819,760
  Prepaid expenses and other current assets                                     336,734          180,848
                                                                            -----------      -----------
          Total current assets                                                8,562,266        4,375,144
                                                                            -----------      -----------


Equipment, at cost (Note 4)                                                   4,681,585        2,392,046
  Less accumulated depreciation                                               1,843,469        1,359,831
                                                                            -----------      -----------
                                                                              2,838,116        1,032,215
                                                                            -----------      -----------


Other Assets
  Patents, prepaid royalties, and other assets, net of
    accumulated amortization (Note 8)                                           247,754          256,982
  Capitalized software development costs, less accumulated
    amortization of $74,720 in 1996 and $2,736 in 1995                          614,188          108,684
                                                                            -----------      -----------
                                                                                861,942          365,666
                                                                            -----------      -----------
                                                                            $12,262,324      $ 5,773,025
                                                                            ===========      ===========

See Notes to Financial Statements.


LIABILITIES AND SHAREHOLDERS' EQUITY                                                   1996         1995
------------------------------------------------------------------------------------------------------------
Current Liabilities
  Current maturities of long-term debt                                            $      61,923 $  1,540,000
  Accounts payable                                                                    1,752,258      838,689
  Accrued compensation and benefits                                                     259,800      200,901
  Other accrued expenses                                                                104,264      234,363
                                                                                  --------------------------
          Total current liabilities                                                   2,178,245    2,813,953
                                                                                  --------------------------

Long-Term Debt, less current maturities (Note 4)                                        177,382      199,653
                                                                                  --------------------------

Commitments and Contingencies (Note 8)

Shareholders' Equity (Note 7)
  Preferred stock, $0.01 par value, liquidation value of $1,854,000, authorized 5,000,000 shares; issued and outstanding 174 shares
    in 1996                                                                                   2           -
  Common stock, par value $0.01; authorized 20,000,000
    shares; issued and outstanding 10,407,687 shares in
    1996 and 8,273,426 shares in 1995                                                   104,077       82,734
  Additional paid-in capital                                                         27,071,820   14,656,203
  Accumulated deficit                                                               (17,269,202) (11,979,518)
                                                                                  --------------------------
                                                                                      9,906,697    2,759,419
                                                                                  --------------------------
                                                                                  $  12,262,324 $  5,773,025
                                                                                  ==========================


ANCOR COMMUNICATIONS, INCORPORATED

STATEMENTS OF OPERATIONS
Years Ended December 31, 1996, 1995, and 1994

                                           1996           1995         1994
-------------------------------------------------------------------------------
Net sales (Note 5)                      $ 6,257,840   $ 4,672,951   $ 4,761,001
Cost of goods sold                        3,565,393     2,532,622     2,743,284
                                        ---------------------------------------
          Gross profit                    2,692,447     2,140,329     2,017,717
          Percent to sales                     43.0%         45.8%         42.4%
                                        ---------------------------------------

Operating expenses:
  Selling, general and administrative     4,944,166     2,784,636     2,376,849
  Research and development                3,198,155     2,542,407     2,056,020
                                        ---------------------------------------
          Total operating expenses        8,142,321     5,327,043     4,432,869
                                        ---------------------------------------

          Operating loss                 (5,449,874)   (3,186,714)   (2,415,152)

Nonoperating income (expense):
  Interest expense                          (63,896)     (153,047)     (275,001)
  Other, primarily interest income          224,086        70,846        95,024
                                        ---------------------------------------
          Net loss                      $(5,289,684) $ (3,268,915)  $(2,595,129)
                                        =======================================

Net loss per common share               $     (0.60) $      (0.44)  $     (0.47)
Weighted average common
  shares outstanding                      9,351,060     7,449,182     5,516,399


See Notes to Financial Statements.

ANCOR COMMUNICATIONS, INCORPORATED

STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 1996, 1995, and 1994

                                                              Preferred Stock              Common Stock
                                                          ----------------------- -------------------------
                                                            Shares       Amount          Shares      Amount
-----------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                                        -     $     -       3,327,000   $  33,270
   Issuance of common stock                                       -           -       1,200,000      12,000
   Sale of common stock (net of issuance costs of
      $1,137,098)                                                 -           -       2,216,000      22,160
   Transfer of notes receivable to current assets                 -           -               -           -
   Exercise of stock options                                      -           -             499           5
   Net loss                                                       -           -               -           -
                                                            --------    --------    -----------   ---------
Balance, December 31, 1994                                        -           -       6,743,499      67,435
   Exercise of stock options                                      -           -          19,035         190
   Employee stock purchases                                       -           -             892           9
   Sale of common stock through private
      placement (net of issuance costs of $203,247)               -           -         845,000       8,450
   Sale of common stock through private placement
      (net of issuance costs of $194,669)                         -           -         665,000       6,650
   Net loss                                                       -           -               -           -
                                                            --------    --------    -----------   ---------
Balance, December 31, 1995                                        -           -       8,273,426      82,734
   Sale of preferred stock (net of issuance costs
      of $756,466)                                            1,030          10               -           -
   Preferred stock conversions                                 (856)         (8)      1,352,494      13,525
   Exercise of stock options and warrants (net of
      issuance costs of $33,915)                                  -           -         773,519       7,735
   Employee stock purchases                                       -           -           8,248          83
   Net loss                                                       -           -               -           -
                                                            --------    --------    -----------   ---------
Balance, December 31, 1996                                      174     $     2      10,407,687   $ 104,077
                                                            ========    ========     ==========   =========

See Notes to Financial Statements.

                                                                                                 Notes
                                                              Additional                       Receivable
                                                                Paid-In       Accumulated    From Issuance of
                                                                Capital         Deficit        Common Stock          Total
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                                  $  1,694,551     $ (6,115,474)     $  (240,000)      $  (4,627,653)
   Issuance of common stock                                      (12,000)              -                -                   -
   Sale of common stock (net of issuance costs of
      $1,137,098)                                              8,258,742               -                -            8,280,902
   Transfer of notes receivable to current assets                     -                -           240,000             240,000
   Exercise of stock options                                         744               -                -                  749
   Net loss                                                           -        (2,595,129)              -           (2,595,129)
                                                            ------------------------------------------------------------------
Balance, December 31, 1994                                     9,942,037       (8,710,603)              -            1,298,869
   Exercise of stock options                                      29,734               -                -               29,924
   Employee stock purchases                                        8,073               -                -                8,082
   Sale of common stock through private
      placement (net of issuance costs of $203,247)            2,217,678               -                -            2,226,128
   Sale of common stock through private placement
      (net of issuance costs of $194,669)                      2,458,681               -                -            2,465,331
   Net loss                                                           -        (3,268,915)              -           (3,268,915)
                                                            ------------------------------------------------------------------
Balance, December 31, 1995                                    14,656,203      (11,979,518)              -            2,759,419
   Sale of preferred stock (net of issuance costs
      of $756,466)                                             9,543,524               -                -            9,543,534
   Preferred stock conversions                                   (13,517)              -                -                   -
   Exercise of stock options and warrants (net of
      issuance costs of $33,915)                               2,832,061               -                -            2,839,796
   Employee stock purchases                                       53,549               -                -               53,632
   Net loss                                                           -        (5,289,684)              -           (5,289,684)
                                                            ------------------------------------------------------------------
Balance, December 31, 1996                                  $ 27,071,820     $(17,269,202)              -        $   9,906,697
                                                            ==================================================================

ANCOR COMMUNICATIONS, INCORPORATED

STATEMENTS OF CASH FLOWS
Years Ended December 31, 1996, 1995, and 1994

                                                                                    1996              1995             1994
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net loss                                                                       $(5,289,684)      $(3,268,915)      $(2,595,129)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                     617,419           234,333           196,876
  Changes in assets and liabilities:
   Accounts receivable                                                           (2,196,117)         (830,778)           92,919
   Inventories                                                                   (1,876,201)            9,709          (635,994)
   Prepaid expenses and other                                                      (155,886)          (73,519)         (234,481)
   Accounts payable and accrued expenses                                            842,369           125,191          (383,643)
                                                                                -----------------------------------------------
     Net cash used in operating activities                                       (8,058,100)       (3,803,979)       (3,559,452)
                                                                                -----------------------------------------------
Cash Flows From Investing Activities
 Purchases of equipment                                                          (2,202,259)         (403,324)         (737,034)
 Purchase of short-term investments                                              (1,003,530)       (3,063,206)       (4,467,527)
 Sale of short-term investments                                                   1,300,178         2,998,301         3,232,254
 Capitalized software development costs                                            (577,488)         (111,420)                -
 Other, net                                                                         (52,569)          (21,028)           (5,562)
                                                                                -----------------------------------------------
     Net cash used in investing activities                                       (2,535,668)         (600,677)       (1,977,869)
                                                                                -----------------------------------------------
Cash Flows From Financing Activities
 Net proceeds from sales of common and preferred stock                            9,597,166         4,699,541         8,280,902
 Proceeds from exercise of options and warrants                                   2,839,796            29,924               749
 Principal payments on long-term debt                                            (1,587,628)         (356,482)       (4,059,898)
 Collection of notes receivable from the issuance of common stock                         -           240,000                 -
 Payment of debt financing and deferred offering fees                                     -           (50,000)                -
 Long-term borrowings                                                                     -                 -           385,000
                                                                                -----------------------------------------------
     Net cash provided by financing activities                                   10,849,334         4,562,983         4,606,753
                                                                                -----------------------------------------------
     Increase (decrease) in cash                                                    255,566           158,327          (930,568)

Cash
 Beginning                                                                          251,475            93,148         1,023,716
                                                                                -----------------------------------------------
 Ending                                                                         $   507,041       $   251,475       $    93,148
                                                                                ===============================================
Supplemental Cash Flow Disclosures
 Cash payments for interest                                                     $    63,896       $   119,755       $   361,697
                                                                                ===============================================
Supplemental Schedule of Noncash Investing and Financing Activities
 Equipment acquired under capital lease                                         $    87,280       $   100,235       $         -
 Reduction of note payable through shipments of inventory                                 -                 -            66,764
                                                                                ===============================================

See Notes to Financial Statements.

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 1.  Nature of Business and Significant Accounting Policies

Nature of business: Ancor Communications, Incorporated (the Company) operates in one business segment, the development and marketing of various products for the communications market. The Company's main product is fiber-optic communications networks. The Company also previously designed, produced, and marketed system components used in United States military communications systems. During 1995, the Company ceased its defense communications systems business and sold the related technology. Sales of defense communication systems totaled approximately $390,000 and $847,000 in 1995 and 1994, respectively. During 1994, the Company ceased the majority of its plant floor communications systems business. Sales of plant floor communications systems totaled approximately $1,200,000 in 1994. Sales are made to customers throughout the United States, in Japan, and in certain other foreign countries. Credit, including foreign credit, is determined on an individual customer basis.

Accounting estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition: Revenue is generally recognized at the time product is shipped or services are provided. In certain circumstances, revenue is recognized upon completion of production under specific contractual arrangements for billing and delivery. At December 31, 1996, the Company recorded a reserve for estimated future product returns (see Note 9).

Cash and cash equivalents: For purposes of reporting cash flows, the Company considers all unrestricted cash and any U.S. Treasury bills, commercial paper, and money market funds with an original maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit and money market accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.

Short-term investments: Short-term investments consist primarily of investments in money market funds and in U.S. government obligations (primarily U.S. Treasury bills). Short-term investments are recorded at cost (which approximates market) and mature in 1997.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

Depreciation and amortization: Equipment purchases are stated at cost. Depreciation is computed by the straight-line method over estimated useful lives of five and seven years. Intangible assets consist principally of patents, prepaid royalties, and cost in excess of net assets acquired. Amortization is computed by the straight-line method over estimated useful lives ranging from 5 to 15 years.

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 1.  Nature of Business and Significant Accounting Policies (Continued)

The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the long-lived assets. To date, management has determined that no impairment of long-lived assets exists.

Fair value of financial instruments: The financial statements include the following financial instruments: cash and cash equivalents, short-term investments, and long-term debt. No separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts.

Income taxes: Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss or tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes. Deferred tax assets are reduced by a valuation allowance when management determines that it is more likely than not that some portion or all of the deferred tax assets and liabilities will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Income tax expense or benefit would be the tax payable or refundable for the year plus or minus the change in deferred tax assets and liabilities during the year.

Capitalized software development costs: The Company capitalizes software development costs incurred after the establishment of technological feasibility. These costs are amortized to cost of goods sold at the greater of (i) the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues, or (ii) the straight-line method over the remaining estimated economic life of the product. An original estimated economic life ranging from one to five years is assigned to capitalized software development costs. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both, will be reduced significantly in the near term due to the rapid technological change of the Company's products. Software development costs capitalized were approximately $578,000 and $111,000 for 1996 and 1995, respectively. Software development cost amortization was approximately $72,000 and $3,000 for 1996 and 1995, respectively.

Research and development: Research and development costs applicable to both present and future products are charged to operations as incurred.

Net loss per common share: Net loss per common share is computed based upon the weighted average number of common shares outstanding during the year. Common equivalent shares, consisting of options and warrants for all periods and convertible preferred stock in 1996, were not included in the computation as their effect was antidilutive. However, the 8 percent premium earned by the preferred shareholders in 1996 was added to the net loss for computation purposes.

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 2.  Corporate Liquidity

The financial statements have been prepared on a going-concern basis that contemplates the recoverability of assets and the satisfaction of liabilities in the ordinary course of business. In 1996, the Company incurred a net loss of $5,289,684 and used cash in operating activities of $8,058,100. At December 31 1996, the Company has cash, cash equivalents, and short-term investments totaling $1,510,571 and an accumulated deficit of $17,269,202.

Management believes that the Company must obtain additional capital to fund the continued growth in net sales and to fund the Company's working capital requirements, operating activities, and future capital expenditures until profitability is achieved. The Company plans to raise additional capital from a private placement of equity securities. In February 1997, the Company entered into a nonbinding letter of agreement with a placement agent to raise $10,000,000 through the issuance of 5% convertible preferred stock. As of March 13, 1997, the placement agent has informed the Company that it expects the private placement will be fully subscribed, but is subject to investor review of the Company's 1996 Form 10-K. The Company currently anticipates that the private placement will close in March 1997.

The Company believes that the capital received from the private placement will provide adequate liquidity to fund growth, operations, and capital expenditures for 1997. However, there is no assurance that the Company will be able to successfully complete the private placement transaction or, if necessary, obtain capital from alternative sources at a reasonable cost or at all. If additional capital cannot be obtained, the Company would have to substantially reduce its growth plans and its operating costs.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.


Note 3.  Inventories

Inventories at December 31, 1996 and 1995, consisted of:

                                                            1996          1995
-------------------------------------------------------------------------------
Raw materials                                           $   753,147  $  218,830
Work in process                                             437,023     195,342
Finished goods consigned to customers
 and others                                                 625,222     235,016
Finished goods                                              880,569     170,572
                                                        -----------------------
                                                        $ 2,695,961  $  819,760
                                                        =======================

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 4.  Notes Payable and Long-Term Debt

Long-term debt consists of the following at December 31, 1996 and 1995:

                                                       1996               1995
--------------------------------------------------------------------------------
IBM term-loan paid in 1996                          $       -         $1,500,000
Note payable to shareholder (1)                       143,752            165,778
Capital lease obligations (2)                          95,553             73,875
                                                    ----------------------------
                                                      239,305          1,739,653

Less current maturities                                61,923          1,540,000
                                                    ----------------------------
                                                    $ 177,382         $  199,653
                                                    ============================

(1) Payments are made to the note holder in an amount equal to 0.94 percent of Company sales in excess of $4,000,000 in any calendar year.

(2) The Company has capitalized certain equipment held under capital leases with a capitalized cost of $186,496 and accumulated depreciation of $45,902 at December 31, 1996. The related obligations are recorded in the accompanying financial statements based on the present value of the future minimum lease payments based on an implicit interest rate of 13 percent.

Aggregate annual maturities of long-term debt, including capital lease obligations, at December 31, 1996, are as follows:

Years ending December 31:
  1997                                                                $   61,923
  1998                                                                    30,274
  1999                                                                     3,356
Note with no specified maturity                                          143,752
                                                                      ----------
                                                                      $  239,305
                                                                      ==========

Note 5.  Major Customers and Concentration of Credit Risk

Major customers:  A summary of major customers follows:

                            1996                 1995                1994
                     -------------------  -------------------  -----------------
                                Percent              Percent            Percent
Customer               Sales    to Total    Sales    to Total   Sales   to Total
--------------------------------------------------------------------------------
Hucom, Inc.          $2,585,000       41  $1,126,000       24  $      -        -
Falcon Systems          757,000       12     142,000        3         -        -
U.S. government               -        -     307,000        7    83,300       17
Hewlett Packard               -        -     265,000        6   687,000       14
Ford Motor Company            -        -           -        -   560,000       12

Accounts receivable from major customers totaled approximately $2,115,000 at December 31, 1996.

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 5.  Major Customers and Concentration of Credit Risk (Continued)

Export net sales totaled approximately $3,277,000, $1,300,000, and $119,000 in 1996, 1995, and 1994, respectively. Hucom, Inc. comprised 79 and 87 percent of export net sales in 1996 and 1995, respectively.

Note 6.  Income Taxes

Deferred tax assets consist of the following components as of December 31, 1996 and 1995:

                                                1996                    1995
-------------------------------------------------------------------------------
Loss carryforwards                          $ 7,269,000             $ 5,794,000
Tax credit carryforwards                        578,000                 588,000
Accrued expenses                                 51,000                  64,000
Other items                                      66,000                  35,000
                                            -----------------------------------
                                              7,964,000               6,481,000

Less valuation allowance                     (7,964,000)             (6,481,000)
                                            -----------------------------------
                                            $         -             $         -
                                            ===================================

The income tax benefit differed from the statutory federal rate as follows:

                                                      1996            1995          1994
------------------------------------------------------------------------------------------
Statutory rate applied to loss before taxes      $(1,851,000)    $(1,144,000)    $(882,000)
Current period tax benefits not utilized           1,851,000       1,144,000       882,000
                                                 -----------------------------------------
                                                 $         -     $         -     $       -
                                                 =========================================

At December 31, 1996, the Company has net operating loss, research and development credit, and investment tax credit carryforwards (under existing tax laws) as follows:

Carryforward                                      Net Operating
 Expiration                                           Loss           Tax Credits
--------------------------------------------------------------------------------
    1997                                          $     700,000      $     6,000
    1998                                                400,000           22,000
    1999                                                      -           15,000
    2000                                                900,000                -
    2006                                              1,100,000           82,000
    2007                                              3,100,000          124,000
    2008                                              2,100,000          126,000
    2009                                              3,000,000          138,000
    2010                                              3,500,000           60,000
    2011                                              5,100,000            5,000
                                                  ------------------------------
                                                  $  19,900,000      $   578,000
                                                  ==============================

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 6.  Income Taxes (Continued)

Under existing federal tax laws, due to changes in stock ownership resulting from the Company's initial public offering (IPO), the availability of its net operating loss and tax credit carryforwards incurred through May 1994 will be limited to approximately $800,000 on an annual basis. Sales of equity securities subsequent to the Company's IPO could further limit the availability of these carryforwards.

Note 7.  Shareholders' Equity

Preferred stock: In 1996, the Board of Directors designated 1,100 shares of the authorized preferred stock as Series A Preferred Stock. In March 1996, the Company sold 1,030 shares of Series A Preferred Stock in a private placement transaction which provided proceeds of $9,543,534, net of issuance costs of $756,466. In addition, the placement agent was granted warrants to purchase 111,094 shares of common stock at $6.49 per share.

The Series A Preferred Stock has a stated value and liquidation preference of $10,000, plus an 8 percent per annum premium. The holders of the Series A Preferred Stock are not entitled to vote or to receive dividends. Each share of Series A Preferred Stock is convertible into common stock at the option of the holder based on its stated value at the conversion date divided by a conversion price. The conversion price is defined as the lesser of $6.49 per share or 85 percent of the average closing bid price of the Company's common stock for the five days preceding the conversion date. During 1996, a total of 856 shares of Series A Preferred Stock were converted into 1,352,494 shares of common stock.

The Series A Preferred Stock also includes provisions for (i) adjustment of the conversion rate and price in the event of stock splits, stock dividends, and mergers, (ii) restrictions on the Company's ability to issue capital stock with distribution or liquidation preferences senior to the Series A Preferred Stock,
(iii) registration rights, and (iv) redemption by the Company in certain circumstances. The Series A Preferred Stock outstanding on February 23, 1999, automatically converts into common stock at the applicable conversion rate.

Options and warrants: The Company's 1994 Long-Term Incentive and Stock Option Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, and performance awards to officers, directors, employees, and independent contractors of the Company. The options may be granted at an exercise price of not less than the fair market value of common stock at the date of grant (110 percent for more than 10 percent shareholders).

During 1995, in connection with the private placement of common stock, the Company granted the underwriters warrants to purchase 75,500 shares of common stock at $5.13 per share.

During 1994, the Company issued 1,200,000 shares of common stock to IBM in exchange for a warrant to purchase 2,736,164 shares of Company common stock. No proceeds were received from this transaction.

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 7.  Shareholders' Equity (Continued)

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:


                                        1996             1995
------------------------------------------------------------------
Net loss, as reported              $  (5,289,684)     $ (3,268,915)
Net loss, pro forma                   (5,781,684)       (3,324,915)
Net loss per share, as reported            (0.60)            (0.44)
Net loss per share, pro forma              (0.65)            (0.45)

The above pro forma effects on net loss and net loss per share are not likely to be representative of the effects on reported net income (loss) for future years because options vest over several years and additional awards generally are made each year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995:

                                      1996      1995
--------------------------------------------------------
Expected dividend yield             $    --    $   --
Expected stock price volatility          82%       58%
Risk-free interest rate                6.05%     5.70%
Expected life of options (years)          2       2.5

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 7.  Shareholders' Equity (Continued)

Transactions involving stock options and warrants during the three years ended December 31, 1996, are summarized as follows:




                                                                    Weighted
                                                                    Average
                                                                 Exercise Price
                                     Warrants     Stock Options    Per Share
-------------------------------------------------------------------------------
Balance, December 31, 1993           3,136,164       245,600       $  1.91
  Granted                              200,000        81,000          4.58
  Exercised                                 --          (499)         1.50
  Expired                                   --          (834)         1.50
  Exchanged                         (2,736,164)           --          1.50
                            ---------------------------------------------------
Balance, December 31, 1994             600,000       325,267          3.35
  Granted                               85,500       201,500          5.08
  Exercised                                 --       (19,035)         1.57
  Expired                                   --       (35,566)         3.49
                            ---------------------------------------------------
Balance, December 31, 1995             685,500       472,166          4.26
  Granted                              135,094       471,000          9.39
  Exercised                           (705,762)      (89,791)         3.72
  Expired                                   --       (12,942)         5.00
                            ---------------------------------------------------
Balance, December 31, 1996             114,832       840,433       $  7.31
                            ===================================================

The weighted average fair value of options and warrants granted during 1996 and 1995 was $4.70 and $2.00, respectively.

The following tables summarize information about stock options and warrants outstanding as of December 31, 1996:


                        OPTIONS AND WARRANTS OUTSTANDING




                                         Weighted
                                          Average    Weighted
                             Number      Remaining   Average
                            of Units    Contractual  Exercise
Range of Exercise Price    Outstanding     Life       Price
-----------------------------------------------------------------
$1.50                           19,642      0.5      $  1.50
3.20 - 4.87                    253,958      4.5         3.85
5.13 - 7.50                    390,665      6.5         5.70
9.13 - 13.25                   291,000      7.5        12.88
                           -----------              ---------
                               955,265               $  7.31
                           ===========              =========

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 7.  Shareholders' Equity (Continued)

                        OPTIONS AND WARRANTS EXERCISABLE



                                        Weighted
                             Number     Average
                            of Units    Exercise
Range of Exercise Price    Exercisable   Price
------------------------------------------------
1.50                          19,642   $  1.50
3.20 - 4.87                  145,227      3.70
5.13 - 7.50                  137,832      5.48
9.13 - 13.25                      --        --
                         -----------------------
                             302,701   $  4.37
                         =======================

Note 8.  Commitments

Operating leases: The Company leases its office and manufacturing facility and certain equipment under operating leases. The minimum annual future rentals under these noncancelable operating leases are as follows:


Years ending December 31:
1997                                    $  206,055
1998                                        69,345
1999                                         2,918
                                        -----------
                                        $  278,318
                                        ===========

The office and manufacturing facility lease requires the Company to pay real estate taxes, insurance, and maintenance costs. Total rent expense under the operating lease arrangements for 1996, 1995, and 1994, was approximately $439,000, $312,000, and $320,000, respectively.

Potential contingent consideration: In connection with its 1986 acquisition of Anderson Cornelius Company (subsequently merged into Ancor), the Company agreed to pay additional contingent consideration. This additional consideration (up to a remaining maximum of approximately $259,000) is payable annually at 4 percent of Company sales in excess of $4,000,000 in any calendar year and is recorded as cost in excess of assets acquired. Amounts payable under this arrangement were not material in any year presented.

Profit sharing plan: The Company has a profit sharing/401(k) plan which provides that an annual contribution, up to the maximum amount allowed as a deduction by the Internal Revenue Code, may be contributed by the Company to the plan. Company contributions to the plan are discretionary as determined by the Board of Directors. No contributions were made by the Company during 1996, 1995, and 1994.

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 8.  Commitments (Continued)

Major supplier: The Company outsources the manufacturing of its products with a contract manufacturer. Purchases from this manufacturer were approximately $5,086,000 and $870,000 in 1996 and 1995, respectively. The manufacturer has the right to require that the Company purchase any excess or obsolete inventory, as defined by the agreement, from the manufacturer. At December 31, 1996, the Company has accrued approximately $50,000 as an estimate of the potential commitments under this contract. Management believes that alternative contract manufacturers are available.

Note 9.  Product Returns and Significant Fourth-Quarter Adjustments

The Company began to experience significant product returns in the second and third quarters of 1996 as a result of rapidly changing market conditions, changes in the Company's marketing strategies, and the difficulty of certain customers with integrating the technology of the Company's products. At December 31, 1996, the Company has recorded a net reserve for product returns of $150,000 ($300,000 gross reserve, net of $150,000 estimated value of returned product) for estimated future product returns related to 1996 sales.

In the fourth quarter of 1996, the Company made significant adjustments relating to customer cancellations of sales made in prior 1996 quarters, the recording of a product returns reserve (discussed above), inventory reserves and write-offs, and other asset write-offs. These adjustments had the effect of increasing the fourth-quarter net loss and net loss per common share by approximately $944,000 and $0.09 per share, respectively.