Form 10-K/A
period 1996-12-31
ANCOR COMMUNICATIONS INC /MN/
filed 1997-04-04
CIK 920636

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-K/A-1
                    Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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


                                    Part II


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


Management believes that the Company must obtain additional capital to fund the continued growth in net sales and to fund the Company's working capital requirements, operating activities, and future capital expenditures until profitability is achieved. On March 24, 1997, the Company completed a private placement transaction by selling 855 shares of Series B 5% Convertible Preferred Stock which provided net proceeds of approximately $8,000,000. In conjunction with the transaction, the placement agent was granted a five year warrant to purchase 105,556 shares of common stock at $4.86 per share. In addition, the investors have a right to receive warrants to purchase common stock equal to 20% of their original investment not converted to common stock as of March 24, 1998 divided by the conversion price then in effect, with an exercise price equal to 115% of the average closing bid price for five days ending on the one year anniversary date. The Company believes that the capital received from the private placement will provide adequate liquidity to fund growth, operations, and capital expenditures for 1997.

Item 8.  Financial Statements and Supplementary Data

The following financial statements are included as a separate section following the signature page to this Form 10-K/A-1:

                         INDEX TO FINANCIAL STATEMENTS

                                                                     Page
                                                                     ----
Independent Auditor's Report for the years ended
  December 31, 1996, 1995,  and 1994............................      F-2

Balance Sheets as of
  December 31, 1996 and 1995....................................      F-3

Statements of Operation's for the years ended
  December 31, 1996, 1995 and 1994..............................      F-5

Statements of Shareholders' Equity/Deficit for the years ended
  December  31, 1996, 1995 and 1994.............................      F-6

Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994..............................      F-8

Notes to Financial Statements...................................  F-9 to F-18


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


Dated: April 3, 1997
       ----------------

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




Our previous report on the financial statements, dated February 21, 1997, except for Note 2 dated March 13, 1997, included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern. As explained in Note 2, the Company raised approximately $8,000,000 in a private placement of Series B, 5 percent Convertible Preferred Stock. Due to this event, substantial doubt does not remain about the Company's ability to continue as a going concern.

Minneapolis, Minnesota
February 21, 1997, except for Note 2, as        /s/ MCGLADREY & PULLEN, LLP.
  to which the date is March 21, 1997               McGLADREY & PULLEN, LLP.


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


Management believes that the Company must obtain additional capital to fund the continued growth in net sales and to fund the Company's working capital requirements, operating activities, and future capital expenditures until profitability is achieved. On March 24, 1997, the Company completed a private placement transaction by selling 855 shares of Series B 5% Convertible Preferred Stock which provided net proceeds of approximately $8,000,000. In conjunction with the transaction, the placement agent was granted a five year warrant to purchase 105,556 shares of common stock at $4.86 per share. In addition, the investors have a right to receive warrants to purchase common stock equal to 20% of their original investment not converted to common stock as of March 24, 1998 divided by the conversion price then in effect, with an exercise price equal to 115% of the average closing bid price for five days ending on the one year anniversary date. The Company believes that the capital received from the private placement will provide adequate liquidity to fund growth, operations, and capital expenditures for 1997.

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