Form 10-K/A
period 1996-12-31
ANCOR COMMUNICATIONS INC /MN/
filed 1997-04-04
CIK 920636

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-K/A-2
                    Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

Minneapolis, Minnesota
February 21, 1997, except for Note 2, as       /s/ MCGLADREY & PULLEN, LLP.
  to which the date is March 24, 1997              McGLADREY & PULLEN, LLP.