Form 10-Q
period 1997-03-31
ANCOR COMMUNICATIONS INC /MN/
filed 1997-05-14
CIK 920636

================================================================================


                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarterly Period Ended March 31, 1997
                                              --------------

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

                                  10,571,863
                                  ----------
                   (Number of shares of common stock of the registrant outstanding as of May 9, 1997)


================================================================================

                      ANCOR COMMUNICATIONS, INCORPORATED

                                   FORM 10-Q
                        FOR THE QUARTERLY PERIOD ENDED
                                MARCH 31, 1997

                                                                      Page
                                                                      ----

PART I -  FINANCIAL INFORMATION
------    ---------------------

     ITEM 1:   FINANCIAL STATEMENTS

               Balance Sheets as of March 31, 1997 (unaudited)
               and December 31, 1996                                   3

               Statements of Operations for the three
               month periods ended March 31, 1997
               and 1996 (unaudited)                                    4

               Statements of Cash Flows for the three
               month periods ended March 31, 1997
               and 1996 (unaudited)                                    5

               Notes to Financial Statements                           6


     ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                              7


PART II - OTHER INFORMATION                                           10
-------   -----------------

                        PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS
                         -----------------------------

                      ANCOR COMMUNICATIONS, INCORPORATED
                                BALANCE SHEETS

                                                                       March 31,               December 31,
                                                                         1997                      1996
                                                                    -------------             -------------
         ASSETS                                                      (Unaudited)
Current Assets:
   Cash and cash equivalents                                           $8,339,690                $  507,041
   Short-term investments                                                       0                 1,003,530
   Accounts receivable                                                  3,239,893                 4,019,000
   Inventories (Note 2)                                                 2,606,980                 2,695,961
   Other current assets                                                   250,518                   336,734
                                                                    --------------            --------------
          Total current assets                                         14,437,081                 8,562,266

Equipment, net of accumulated
 depreciation                                                           3,198,628                 2,838,116

Patents, Prepaid Royalties, and Other Assets,
       net of accumulated amortization                                    226,292                   247,754
Capitalized software development costs
       net of accumulated amortization                                    566,015                   614,188
                                                                    --------------            --------------
TOTAL ASSETS                                                          $18,428,016               $12,262,324
                                                                    ==============            ==============
         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term debt                                $   46,460                $   61,923
   Accounts payable                                                     1,617,601                 1,752,258
   Accrued liabilities                                                    338,416                   364,064
                                                                    --------------            --------------
          Total current liabilities                                     2,002,478                 2,178,245

Long-term Debt, less current maturities                                   167,460                   177,382

Shareholders' Equity  (Note 3)
   Preferred stock, par value $.01 per share,
        authorized 5,000,000 shares; issued and outstanding
        Series A, 170 shares in 1997 and 174 shares in 1996                    $2                        $2
        Series B, 855 shares in 1997 and none issued in 1996                   $9                        --
   Common stock, par value $.01 per share,
        authorized 20,000,000 shares; issued and outstanding
        10,448,653 Shares in 1997 and 10,407,687 shares in 1996           104,487                   104,077
   Additional paid-in capital                                          35,220,018                27,071,820
   Accumulated deficit                                                (19,066,437)              (17,269,202)
                                                                     -------------            --------------
          Total shareholders' equity                                   16,258,078                 9,906,697
                                                                     -------------            --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $18,428,016               $12,262,324
                                                                     =============            ==============

                       See Notes to Financial Statements

                      ANCOR COMMUNICATIONS, INCORPORATED
                            STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                                                 Three Months Ended
                                                                                    March 31,
                                                                    ---------------------------------------
                                                                        1997                      1996
                                                                    -------------             -------------
Net Sales                                                            $1,802,778                $1,415,766
Cost of Sales                                                         1,093,068                   764,501
                                                                    -------------             -------------

   Gross Profit                                                         709,710                   651,265

Operating Expenses
   Selling, general and administrative                                1,501,996                   773,657
   Research and development                                           1,023,373                   742,619
                                                                    -------------             -------------

   Total operating expenses                                           2,525,370                 1,516,276
                                                                    -------------             -------------

   Operating loss                                                    (1,815,660)                 (865,011)

Other income (expense)
   Interest expense                                                      (2,599)                  (30,797)
   Other, net                                                            21,025                    39,021
                                                                    -------------             -------------

   Net Loss                                                         ($1,797,234)                ($856,787)
                                                                    =============             =============


Net loss per common share                                                ($0.18)                   ($0.10)
                                                                    =============             =============

Weighted average common and
common equivalent shares
outstanding                                                          10,430,948                 8,274,442
                                                                    =============             =============

                       See Notes to Financial Statements

                      ANCOR COMMUNICATIONS, INCORPORATED
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                              Three Months Ended
                                                                    March 31,
                                                   --------------------------------------
                                                           1997                  1996
                                                   ------------             -------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                           ($1,797,234)            ($856,787)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                        219,620                66,805
     Changes in current assets and liabilities:
            Accounts receivable                           779,107              (404,668)
            Inventories                                    88,981              (563,427)
            Other current assets                           86,216                 6,267
            Accounts payable                             (134,656)              122,985
            Accrued liabilities                           (25,648)              (68,550)
                                                       ------------         -------------
   Net cash used in operating activities                 (783,614)            (1697,375)
                                                       ------------         -------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of equipment                                (558,670)             (304,468)
   Short-term investments                               1,003,530            (7,834,063)
   Decrease in other assets                                48,173                     0
                                                       ------------         -------------
   Net cash provided by (used in) investing
    activities                                            493,033            (8,138,531)
                                                       ------------         -------------

FLOW FROM FINANCING ACTIVITIES:
   Loan repayments                                        (25,385)               (9,077)
   Proceeds from preferred stock issuance               7,995,808             9,579,000
   Proceeds from common stock issuance

       and exercise of options                            152,808                14,508
                                                     --------------         -------------


   Net cash provided by  financing activities           8,123,230             9,584,431
                                                     --------------         -------------


Net increase (decrease) in cash                         7,832,649              (251,475)
Cash, at beginning of period                              507,041               251,475
                                                     --------------         -------------
Cash, at end of period                                 $8,339,690                    $0
                                                     ==============         =============


Supplemental Schedule of Noncash Investing and Financing Activities:
   Equipment acquired under capital lease                      $0            $   60,000
                                                     ==============        ==============

                       See Notes to Financial Statements

                      ANCOR COMMUNICATIONS, INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 1997
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1997

Net loss per common share is computed based upon the weighted average number of common shares outstanding during the year. Common equivalent shares, consisting of options, warrants and convertible preferred stock for all periods, were not included in the computation as their effect was antidilutive. However, the 8 and 5 percent premium earned by the preferred shareholders in 1997 was added to the net loss for computation purposes.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted.

NOTE 2 - INVENTORIES

Inventories at March 31, 1997 and December 31, 1996 consisted of:

                                                              1997                      1996
------------------------------------------------------------------------------------------------
Raw materials                                          $    1,475,006            $       753,147
Work in process                                                     0                    437,023
Finished goods consigned to customers and others              542,150                    625,222
Finished goods                                                589,824                    880,569
                                                       -----------------------------------------
                                                       $    2,606,980            $     2,695,961
                                                       =========================================

NOTE 3 - EQUITY FINANCING

In March 1997, the Board of Directors designated 900 shares of the Company's authorized preferred stock as Series B Preferred Stock. This stock has a stated value and liquidation preference of $10,000 per share, with an 5 percent per annum conversion premium. The holders of Series B Preferred Stock are not entitled to vote or to receive dividends.

On March 24, 1997, the Company sold 855 shares of Series B Preferred Stock through a private placement at its stated value of $10,000 per share. Total net proceeds from this private placement were $7,995,808, after reduction for commissions and issuance costs of $554,192. In conjunction with the transaction, the placement agent was granted a five year warrant to purchase 105,556 shares of common stock at $4.86 per share. In addition, the investors have a right to receive warrants to purchase common stock equal to 20% of their original investment not converted to common stock as of March 24, 1998, divided by the conversion price then in effect, with an exercise price equal to 115% of the average closing bid price for five days ending on the one year anniversary date. The Series B Preferred Stock outstanding on March 24, 1999, automatically converts into common stock at the applicable conversion rate.

                                    ITEM 2
                                    ------

   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


RESULTS OF OPERATIONS
---------------------

FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996.

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of net sales.

                                                  For the Three Months
                                                    Ended March 31
                                                  ---------------------
                                                   1997           1996
                                                   ----           ----
Net Sales
Cost of Goods Sold                                  100.0%        100.0%
                                                     60.6          54.0
Gross Profit
                                                     39.4          46.0
Operating Expenses:
  Selling, general & admin.
  Research & development                             83.3          54.6
                                                     56.8          52.5
Total operating expenses
                                                    140.1         107.1
Operating loss
                                                   (100.7)        (61.1)
Other income (expense)
  Interest expense
  Other, net                                         (0.1)         (2.2)
                                                      1.2           2.8
                                                    -----         -----
Net Loss
                                                    (99.7)%       (60.5)%
                                                    =====         =====


      Net Sales  Net sales for the first quarter 1997 increased by $387,012
      ---------
(27%) from 1996 to $1,802,778. This increase in net sales is due primarily to a significant increase in net sales to an international customer as a result of increased market acceptance of the Company's Fibre Channel products. Net sales to all international customers increased from $18,000 in first quarter 1996 to $1,247,000 in the same period 1997, representing 69% of net sales for the quarter. The market acceptance of the Company's products is attributable to the breadth of the Company's product offering for switches and adapters and the Company's ability to deliver complete Fibre Channel networking solutions for different connectivity environments.

The first quarter 1997 net sales increase was partially offset by the recording of a reserve against sales of $368,000 during the first quarter of 1997 for possible future product returns and customer stock rotation. The Company does not generally provide customers with a right of return at the date of sale; however, in response to significant pressures from the marketplace, the Company has allowed product returns in the past from certain customers as a marketing concession to stimulate a positive impression of the Company and its products in the marketplace. Resellers have incorrectly anticipated the configuration needed by end user equipment purchasers and have requested that purchased but unused product be exchanged for the product needed to meet the end user requirements. In addition, certain end users have required that they deal with Company directly versus the reseller, which has resulted in credits issued to the resellers. As a result of all of these factors, the Company increased its net sales return reserve during the quarter to $250,000 ($500,000 gross sales less the estimated value of product to be returned).

     Gross Profit.  Gross profit in the first quarter of 1997 increased to
     -------------
$709,710, or 39.4% of sales, from $651,265, or 46.0% of sales, in the first quarter of 1996. While the increase in gross profit dollars was attributable to increased sales, the decrease in gross profit percentage is attributable to the differing mix of adapters and switches. First quarter 1997 net sales included approximately double the number of adapters shipped in first quarter 1996. The proportionately greater number of lower margin adapters brought down the gross profit percentage.

     Operating Expense.  The Company's operating expenses for the first quarter
     ------------------
of 1997 were approximately $2,525,000, or 140.1% of net sales, compared to approximately $1,516,000, or 107.1% of net sales, in the first quarter of 1996. The increase in operating expenses is due to an increase in the number of employees, increased development costs for the network products, increased promotion costs and increased selling expenses as sales volume increases. The number of employees in the first quarter 1997 was 30% greater than the first quarter of 1996, resulting in personnel and related expenses $478,000 greater in first quarter 1997 as compared with first quarter 1996. Additionally, the Company's ongoing aggressive commitment to front end spending for marketing and sales tactics resulted in $258,000 greater advertising and marketing expenses in first quarter 1997 as compared with first quarter 1996.

     Other Income (Expense).  Because the Company repaid in June 1996 a $1.5
     -----------------------
million note payable, interest expense decreased to $2,599 in first quarter 1997 from $30,797 in the same period 1996. Interest income of $21,025 and $39,021 in the first quarters of 1997 and 1996, respectively, was earned from the investment of the net proceeds of preferred stock offerings occurring in March of each year.

     Net Loss  The Company's net loss increased to approximately $1,797,000, or
     --------
$0.18 per share in first quarter 1997, compared to a net loss of $857,000, or $0.10 per share in first quarter 1996. The greater net loss is primarily attributable to greater operating expenses

LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

The Company's cash, cash equivalents and short-term investments were approximately $8,340,000 as of March 31, 1997, compared to approximately $1,511,000 as of December 31, 1996. Cash flows used in operating activities totaled approximately $784,000, primarily due to the operating loss, as offset by net collections of accounts receivable. Cash flows provided by investing activities totaled approximately $493,000 as a result of the liquidation of short-term investments, offset by equipment purchases which included upgrades of engineering desktop systems and continued internal construction of testing and tooling equipment for the next generation of Fibre Channel switching products. During the quarter, the Company completed a private placement transaction by selling 855 shares of Series B 5% Preferred Stock which provided net proceeds of approximately $8,000,000. In conjunction with the transaction, the placement agent was granted a five year warrant to purchase 105,556 shares of common stock at $4.86 per share. In addition, the investors have a right to receive warrants to purchase common stock equal to 20% of their original investment not converted to common stock as of March 24, 1998, divided by the conversion price then in effect, with an exercise price equal to 115% of the average closing bid price for five days ending on the one year anniversary date. The Company believes that the capital received from the private placement will provide adequate liquidity to fund growth, operations, and capital expenditures for 1997.

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

          (a.)      None.
          (b.)      None.
          (c.)      On March 24, 1997, the Company completed a private placement of $8,550,000 of Series B Preferred Stock. The Securities were privately sold to accredited investors by Dunwoody
                    Brokerage Services, Inc. ("Dunwoody"). As consideration for its services, Dunwoody received a fee equal to 6% of the gross proceeds, plus a five-year warrant to purchase 105,556 shares of Common Stock at a price per share equal to $4.86.
                    The securities were sold pursuant to Rule 506 under Regulation D.

                    The Series B Preferred Stock is convertible into Common Stock of the Company at the lower of $4.86 per share or 85% of the average closing bid price of the five trading days prior to conversion (the "variable conversion price"), provided, however, that if the variable conversion price would be less than $2.835, then the conversion price is equal to the lower of $2.835 or X% of the five-day average closing bid price, where

                         X = 97% in the fifth month following the closing
                         X = 94% in the sixth month following the closing
                         X = 91% in the seventh month following the closing X = 88% in the eighth month following the closing X = 95% in the ninth month following the closing

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

               4.5 /c/   Representative's Warrant.

               4.6 /a/   Form of Warrant issued November 8, 1993.

               4.7 /f/   Form of Warrant issued April 28, 1995.

               4.8/ g/ Form of Warrant issued to Andcor Human Resources on August 28, 1995.

               4.9/ g/ Form of Warrant issued to John G. Kinnard & Company on October 23, 1995.

               4.10 /h/  Certificate of Designation of Series A Preferred Stock.

               4.11 /h/ Form of Warrant issued to Swartz Investments, Inc. on March 7, 1996.

               4.12 /j/ Form of Warrant issued to Dunwoody Brokerage Services, Inc. on March 24, 1997.

               4.13 /j/ Form of Warrant to be issued to Purchasers of the Company's Series B Preferred Stock.

               4.14 /j/  Certificate of Designation of Series B Preferred Stock.

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

               10.21 /h/ Letter Agreement between the Company and Swartz
                         Investments, Inc. dated February 1996.

               10.22 /i/ Separation and General Release Agreement between the
                         Company and William F. Walker.

               10.23 /j/ Form of Subscription Agreement between the Company and
                         Purchasers of the Company's Series B Preferred Stock (March 1997).

               10.24 /j/ Registration Rights Agreement dated March 24, 1997 between the Company, Swartz Investments, Inc. and Purchasers of the Company's Series B Preferred Stock.

               27.1 /j/  Financial Data Schedule.


_________________________
/a/ Incorporated by reference to the Company's Registration Statement on form SB-2 filed March 11, 1994.

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



                                   ANCOR COMMUNICATIONS, INCORPORATED
                                   ----------------------------------



Dated:  May 14, 1997                     By / S/ Calvin G. Nelson
                                         ------------------------
                                                 Calvin G. Nelson
                                                        President



Dated:    May 14, 1997                       By /S/ Lee B. Lewis
                                             -------------------
                                                    Lee B. Lewis
                                                Vice President &
                                         Chief Financial Officer