Form 10-Q
period 1997-06-30
ANCOR COMMUNICATIONS INC /MN/
filed 1997-08-06
CIK 920636

================================================================================
--------------------------------------------------------------------------------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                   For Quarterly Period Ended June 30, 1997
                                              -------------

                         Commission File Number 1-2982
                                                ------

                      ANCOR COMMUNICATIONS, INCORPORATED
                      ----------------------------------
       (Exact name of small business issuer as specified in its charter)



            Minnesota                                            41-1569659
            ---------                                            ----------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


             6130 Blue Circle Drive  Minnetonka, Minnesota   55343
             ------------------------------------------------------
             (Address of principal executive offices)    (Zip code)


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

                                  10,855,673
                                  ----------
                   (Number of shares of common stock of the
                  registrant outstanding as of July 23, 1997)


--------------------------------------------------------------------------------
================================================================================

                       ANCOR COMMUNICATIONS, INCORPORATED

                                   Form 10-Q
                         For the Quarterly Period Ended
                                 June 30, 1997


                                                                            Page
                                                                            ----

PART I -  FINANCIAL INFORMATION

    ITEM 1:    FINANCIAL STATEMENTS

               Balance Sheets as of June 30, 1997 (unaudited)
               and December 31, 1996                                          3

               Statements of Operations for the three and six
               month periods ended June 30, 1997
               and 1996 (unaudited)                                           4

               Statements of Cash Flows for the six
               month periods ended June 30, 1997
               and 1996 (unaudited)                                           5

               Notes to Financial Statements                                  6

    ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                                     8


PART II - OTHER INFORMATION                                                  11

                        PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                      ANCOR COMMUNICATIONS, INCORPORATED
                                BALANCE SHEETS

                                                                          June 30,      December 31
                                                                            1997           1996
                                                                         -----------    -----------
          ASSETS                                                         (Unaudited)
Current Assets:
   Cash and cash equivalents                                             $   539,261    $   507,041
   Short-term investments                                                  5,001,860      1,003,530
   Accounts receivable, net of reserves                                    2,830,399      4,019,000
   Inventories (Note 2)                                                    3,232,893      2,695,961
   Other current assets                                                      294,406        336,734
                                                                         -----------    -----------
          Total current assets                                            11,898,820      8,562,266

Equipment, net of accumulated depreciation                                 3,391,043      2,838,116

Patents, Prepaid Royalties, and Other Assets,
     net of accumulated amortization                                         237,890        247,754
Capitalized software development costs
     net of accumulated amortization                                         532,822        614,188
                                                                         -----------    -----------
TOTAL ASSETS                                                             $16,060,574    $12,262,324
                                                                         ===========    ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term debt                                  $    41,173    $    61,923
   Accounts payable                                                        1,271,705      1,752,258
   Accrued liabilities                                                       208,704        364,064
                                                                         -----------    -----------
          Total current liabilities                                        1,521,583      2,178,245

Long-term Debt, less current maturities                                      142,858        177,382

Shareholders' Equity  (Note 3)
   Preferred stock, par value $.01 per share,
     authorized 5,000,000 shares; issued and outstanding
     Series A, 42 shares in 1997 and 174 shares in 1996                           $0             $2
     Series B, 855 shares in 1997 and none issued in 1996                         $9            ---
   Common stock, par value $.01 per share,
     authorized 20,000,000 shares; issued and outstanding
     10,855,173 Shares in 1997 and 10,407,687 shares in 1996                 108,552        104,077
   Additional paid-in capital                                             35,188,923     27,071,820
   Accumulated deficit                                                   (20,901,350)   (17,269,202)
                                                                         -----------    -----------
          Total shareholders' equity                                      14,396,134      9,906,697
                                                                         -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $16,060,574    $12,262,324
                                                                         ===========    ===========

                       See Notes to Financial Statements

                      ANCOR COMMUNICATIONS, INCORPORATED
                            STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                    Three Months Ended               Six Months Ended
                                                         June 30,                        June 30,
                                                ---------------------------     ---------------------------

                                                   1997             1996           1997            1996
                                                -----------      ----------     -----------     -----------

Net Sales                                       $ 2,101,799      $2,095,982     $ 3,904,577     $ 3,511,748
Cost of Sales                                     1,243,190       1,142,279       2,336,258       1,906,780
                                                -----------      ----------     -----------     -----------

  Gross Profit                                      858,609         953,703       1,568,319       1,604,968

Operating Expenses
  Selling, general and administrative             1,784,800       1,056,035       3,286,797       1,829,693
  Research and development                        1,002,344         808,924       2,025,717       1,551,543
                                                -----------      ----------     -----------     -----------

  Total operating expenses                        2,787,144       1,864,960       5,312,514       3,381,236
                                                -----------      ----------     -----------     -----------

  Operating loss                                 (1,928,534)       (911,257)     (3,744,194)     (1,776,268)

Other income (expense)
  Interest expense                                   (2,564)        (32,826)         (5,163)        (63,623)
  Other, net                                         96,186          94,913         117,211         133,934
                                                -----------      ----------     -----------     -----------

  Net Loss                                      ($1,834,913)      ($849,170)    ($3,632,147)    ($1,705,957)
                                                ===========      ==========     ===========     ===========


Net loss per common share                            ($0.18)         ($0.10)         ($0.36)         ($0.20)
                                                ===========      ==========     ===========     ===========

Weighted average common and
common equivalent shares
outstanding                                      10,741,733       8,708,033      10,587,199       8,491,237
                                                ===========      ==========     ===========     ===========

                       See Notes to Financial Statements

                      ANCOR COMMUNICATIONS, INCORPORATED
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                                Six Months Ended
                                                                                    June 30,
                                                                          ----------------------------
                                                                             1997             1996
                                                                          -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                               ($3,632,147)     ($1,705,957)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
       Depreciation and amortization                                          473,746          166,712
       Changes in current assets and liabilities:
         Accounts receivable                                                1,188,601       (1,615,750)
         Inventories                                                         (536,932)      (1,718,800)
         Other current assets                                                  42,328         (222,955)
         Accounts payable                                                    (480,552)          89,961
         Accrued liabilities                                                 (155,361)        (224,289)
                                                                          -----------      -----------

   Net cash used in operating activities                                   (3,100,317)      (5,231,078)
                                                                          -----------      -----------


CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of equipment                                                  (1,000,423)        (593,506)
   Short-term investments                                                  (3,998,330)      (4,265,686)
   Purchase of other assets                                                    64,980          (36,100)
                                                                          -----------      -----------

   Net cash provided by (used in) investing activities                     (4,933,773)      (4,895,292)
                                                                          -----------      -----------


CASH FLOW FROM FINANCING ACTIVITIES:
   Loan repayments                                                            (55,275)      (1,530,178)
   Proceeds from preferred stock issuance                                   7,951,558        9,576,733
   Proceeds from common stock issuance
       and exercise of options                                                170,027        1,892,503
                                                                          -----------      -----------

   Net cash provided by financing activities                                8,066,310        9,939,058
                                                                          -----------      -----------


Net increase (decrease) in cash                                                32,220         (187,312)
Cash, at beginning of period                                                  507,041          251,475
                                                                          -----------      -----------
Cash, at end of period                                                    $   539,261      $    64,163
                                                                          ===========      ===========

Supplemental Schedule of Noncash Investing and Financing Activities:
   Equipment acquired under capital lease                                          $0          $60,000
                                                                          ===========      ===========

                       See Notes to Financial Statements

                      ANCOR COMMUNICATIONS, INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1997.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted.

NOTE 2 - INVENTORIES

Inventories at June 30, 1997 and December 31, 1996, consisted of:

                                                         1997            1996
--------------------------------------------------------------------------------
Raw materials and subassemblies                       $1,953,539      $1,190,170
Finished goods consigned to customers and others         516,717         625,222
Finished goods                                           762,638         880,569
                                                      --------------------------
                                                      $3,232,893      $2,695,961
                                                      ==========================

NOTE 3 - EQUITY FINANCING

In March 1997, the Board of Directors designated 900 shares of the Company's authorized preferred stock as Series B Preferred Stock. This stock has a stated value and liquidation preference of $10,000 per share, with a five percent per annum conversion premium. The holders of Series B Preferred Stock are not entitled to vote or to receive dividends.

On March 24, 1997, the Company sold 855 shares of Series B Preferred Stock through a private placement at its stated value of $10,000 per share. Total net proceeds from this private placement were $7,951,558, after reduction for commissions and issuance costs of $598,442. In conjunction with the transaction, the placement agent was granted a five year warrant to purchase 105,556 shares of common stock at $4.86 per share. In addition, the investors have a right to receive warrants to purchase common stock equal to 20% of their original investment not converted to common stock as of March 24, 1998, divided by the conversion price then in effect, with an exercise price equal to 115% of the average closing bid price for five days ending on the one year anniversary date. The Series B Preferred Stock outstanding on March 24, 1999, automatically converts into common stock at the applicable conversion rate.

NOTE 4 - EARNINGS PER SHARE

Net loss per common share is computed based upon the weighted average number of common shares outstanding during the year. Common equivalent shares, consisting of options, warrants and convertible preferred stock for all periods, were not included in the computation as their effect was antidilutive. However, the eight and five percent premium earned by the preferred shareholders in 1997 was added to the net loss for computation purposes.

The FASB has issued Statement No. 128, "Earnings Per Share," which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per-share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997. Earlier application is not permitted.

The adoption of Statement No. 128 would have had no effect on reported earnings
(loss) per share.

NOTE 5 - CONTINGENCY

The Company along with Stephen O'Hara, Lee B. Lewis and Dale Showers, has been named as a defendant in a securities action captioned Richard Radman and Sol Rosenthal v. Ancor Communications, Inc., et al, filed in United States District Court for the District of Minnesota on July 24, 1997. The lawsuit, a putative class action, alleges that the Company violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 when it allegedly made misleading public disclosures relating to the Company's contract with Sequent Computer Systems, Inc. and the Company's quarterly revenues and seeks compensatory losses in an undetermined amount. The Company believes that the lawsuit is without merit and intends to defend it vigorously. The Company is unable to determine if there will be a material adverse outcome at this time.

                                    ITEM 2
                                    ------

   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


Results of Operations

For the three and six months ended June 30, 1997 and 1996.

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of net sales.


                                For the Three Months      For the Six Months
                                   Ended June 30             Ended June 30
                                --------------------      ------------------
                                  1997        1996        1997        1996
                                  ----        ----        ----        ----

Net Sales                        100.0%       100.0%     100.0%      100.0%
Cost of Goods Sold                59.1         54.5       59.8        54.3

Gross Profit                      40.9         45.5       40.2        45.7

Operating Expenses:
  Selling, general & admin.       84.9         50.4       84.2        52.1
  Research & development          47.7         38.6       51.9        44.2

Total operating expenses         132.6         89.0      136.1        96.3

Operating loss                   (91.8)       (43.5)     (95.9)      (50.6)

Other income (expense)
  Interest expense                (0.1)        (1.6)      (0.1)       (1.8)
  Other, net                       4.6          4.5        3.0         3.8
                                 -----        -----      -----       -----

Net Loss                         (87.3)%      (40.5)%    (93.0)%     (48.6)%
                                 =====        =====      =====       =====

     Net Sales Net sales for the second quarter 1997 increased by approximately $5,800 (0.3%) from 1996 to approximately $2,102,000. Net sales for the six months ended June 30, 1997, increased by approximately $393,000 (11%) from the same period 1996 to approximately $3,905,000. This increase in net sales is due primarily to a significant increase in net sales to an international customer as a result of increased market acceptance of the Company's Fibre Channel products overseas, offset by a decrease in sales domestically. Whereas the Fibre Channel adoption cycle has taken longer in the U.S., international net sales in the second quarter increased 68% from approximately $1,122,000 in 1996 to approximately $1,880,000 in 1997, representing 89% of net sales to all customers for the quarter. International net sales in the first six months increased 197% from approximately $1,140,000 in 1996 to approximately $3,381,000 in 1997, representing 87% of net sales for the first half.

The second quarter 1997 net sales increase includes the effects of an allowance against sales of $332,000, recorded during the second quarter of 1997, for product returns and customer stock rotation. The first six months 1997 net sales increase includes the effects of an allowance against sales of $700,000 for product returns and customer stock rotation. The Company does not generally provide customers with a right of return at the date of sale; however, in response to significant pressures from the marketplace, the Company has allowed product returns in the past from certain customers as a marketing concession to stimulate a positive impression of the Company and its products in the marketplace. In addition, resellers have incorrectly anticipated the configuration needed by end user equipment purchasers and have requested that purchased but unused product be exchanged for the product needed to meet the end user requirements. Further, certain end users have requested that they purchase their initial products from the Company, instead of the reseller, which has resulted in credits issued to the resellers in the second half of 1996 and first quarter of 1997. As a result of all of these factors, the Company's net assets at June 30, 1997, include a return reserve of $195,000 ($390,000 gross sales less the estimated value of product to be returned).

     Gross Profit. Gross profit in the second quarter of 1997 decreased to approximately $859,000, or 40.9% of sales, from approximately $954,000, or 45.5% of sales, in the second quarter of 1996. Gross profit in the first six months of 1997 increased to approximately $1,568,000, or 40.2% of sales, from approximately $1,605,000, or 45.7% of sales, for the same period of 1996 The decreases in gross profit percentage are attributable to the sale of a greater percentage of adapters, which carry lower gross margins, in the second quarter and first six months of 1997 versus the same periods in the prior year. For both the second quarter and first six months of 1997 net sales included the sale of approximately three times the number of adapters as were sold in same periods in 1996.

     Operating Expense. The Company's operating expenses for the second quarter of 1997 were approximately $2,787,000, or 132.6% of net sales, compared to approximately $1,865,000, or 89.0% of net sales, in the second quarter of 1996. Operating expenses for the first six months of 1997 were approximately $5,313,000, or 136.1% of net sales, compared to approximately $3,381,000, or 96.3% of net sales, in the same period of 1996. The increase in operating expenses is due to an increase in the number of employees, increased development costs for the network products, increased promotion costs and increased selling expenses as sales volume increases. The number of employees at June 30, 1997 was 19% greater than at June 30, 1996, resulting in personnel and related expenses increasing $398,000 in the second quarter 1997 as compared with the second quarter 1996, and $816,000 in the first six months of 1997 as compared with the same period 1996. Additionally, the Company's ongoing aggressive commitment to front end spending for marketing and sales tactics resulted in advertising and marketing expenses increasing $297,000 in the second quarter 1997 as compared with the second quarter 1996, and $556,000 in the first six months of 1997 as compared with the same period 1996. Further, primarily due to amortization of capitalized software development costs, depreciation and amortization expense increased $154,000 in the second quarter 1997 as compared with the second quarter 1996, and $307,000 in the first six months of 1997 as compared with the same period 1996.

     Other Income (Expense). Because the Company repaid a $1.5 million note payable in June 1996, interest expense decreased to approximately $2,600 in the second quarter 1997 from approximately $33,000 in the same period 1996. Similarly, interest expense decreased in the first six months of 1997 to approximately $5,200 from approximately $64,000 in the first six months of 1996. Interest income of approximately $96,000 and approximately $95,000 in the second quarters of 1997 and 1996, respectively, and approximately $117,000 and approximately $134,000 in the first six month periods of 1997 and 1996, respectively, was earned from the investment of the net proceeds of preferred stock offerings occurring in March of each year.

     Net Loss The Company's net loss increased to approximately $1,835,000, or $0.18 per share in second quarter 1997, compared to a net loss of $849,000, or $0.10 per share in second quarter 1996. Net loss for the first six months of 1997 increased to approximately $3,632,000, or $0.36 per share, compared to a net loss of $1,706,000, or $0.20 per share in the same period 1996. The greater net loss is primarily attributable to greater operating expenses.


Liquidity and Capital Resources.

The Company's cash, cash equivalents and short-term investments were approximately $5,541,000 as of June 30, 1997, compared to approximately $1,511,000 as of December 31, 1996. Cash flows used in operating activities totaled approximately $3,100,000, due to the operating loss, net payments to vendors and inventory purchases in anticipation of future sales, as offset by net collections of accounts receivable. Cash flows used in investing activities totaled approximately $4,934,000 as a result of the purchase of short-term investments and equipment, which included upgrades of engineering desktop systems and continued internal construction of testing and tooling equipment for the next generation of Fibre Channel switching products. In March 1997, the Company completed a private placement transaction by selling 855 shares of Series B 5% Preferred Stock which provided net proceeds of approximately $8,000,000. In conjunction with the transaction, the placement agent was granted a five year warrant to purchase 105,556 shares of common stock at $4.86 per share. In addition, the investors have a right to receive warrants to purchase common stock equal to 20% of their original investment not converted to common stock as of March 24, 1998, divided by the conversion price then in effect, with an exercise price equal to 115% of the average closing bid price for five days ending on the one year anniversary date. The Company believes that the capital received from the private placement will provide adequate liquidity to fund growth, operations, and capital expenditures for 1997.

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

     The Company along with Stephen O'Hara, Lee B. Lewis and Dale Showers, has been named as a defendant in a securities action captioned Richard Radman and Sol Rosenthal v. Ancor Communications, Inc., et al., filed in United States District Court for the District of Minnesota on July 24, 1997. The lawsuit, a putative class action, alleges that the Company violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 when it allegedly made misleading public disclosures relating to the Company's contract with Sequent Computer Systems, Inc. and the Company's quarterly revenues and seeks compensatory losses in an undetermined amount. The Company believes that the lawsuit is without merit and intends to defend it vigorously.

Item 2.   Changes in Securities.

     (a.) None.
     (b.) None.
     (c.) None.

Item 3    Defaults Upon Senior Securities.

     None.

Item 4.   Submission of Matters to a Vote of Securities Holders.

     The Annual Meeting of Shareholders of Ancor Communications, Incorporated was held on May 28, 1997. Shareholders holding 9,985,122 shares, or approximately 95.1% of the outstanding shares, were represented at the Meeting in person or by proxy. Matters submitted at the meeting for vote by the shareholders were as follows:

     a.   Election of Director.

          Dale C. Showers was elected to serve as a director of the Company for a term of three years by a vote of 9,804,671 shares for and 180,451 shares withholding. The terms of Gerald Bestler and Thomas Hunt continued following the meeting.

     b.   Amend the Company's 1994 Long-Term and Incentive Stock Option Plan.

          Shareholders approved an amendment to the Company's 1994 Long Term and Incentive Stock Option Plan

          . to increase the number of shares of Common Stock authorized to be available for issuance thereunder, from an overall limitation of 10% of the then outstanding shares of Common Stock of the Company, to an overall limitation equal to 13.5% of the then outstanding shares of Common Stock of the Company; and

          . to increase the number of shares for which incentive stock options may be granted over the life of the plan from 1,500,000 to 4,000,000 shares, with a vote of 3,367,542 shares for, 405,851 shares against, 475,195 shares abstaining and 5,736,534 shares representing broker non-votes.

     c.   Ratification of selection of McGladrey & Pullen.

          Shareholders ratified the selection of McGladrey & Pullen as the Company's independent auditors for the fiscal year ending December 31, 1997 with a vote of 9,862,145 shares for 87,704 shares against, and 35,273 shares abstaining.

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

          4.8/g/ Form of Warrant issued to Andcor Human Resources on August 28, 1995.

          4.9/g/ Form of Warrant issued to John G. Kinnard & Company on October 23, 1995.

          4.10/h/  Certificate of Designation of Series A Preferred Stock.

          4.11/h/ Form of Warrant issued to Swartz Investments, Inc. on March 7, 1996.

          4.12/j/ Form of Warrant issued to Dunwoody Brokerage Services, Inc. on March 24, 1997.

          4.13/j/ Form of Warrant to be issued to Purchasers of the Company's Series B Preferred Stock.

          4.14/j/  Certificate of Designation of Series B Preferred Stock.

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

          10.21/h/ Letter Agreement between the Company and Swartz Investments,
                   Inc. dated February 1996.

          10.22/i/ Separation and General Release Agreement between the Company and William F. Walker.

          10.23/j/ Form of Subscription Agreement between the Company and
                   Purchasers of the Company's Series B Preferred Stock (March
                   1997).

          10.24/j/ Registration Rights Agreement dated March 24, 1997 between the Company, Swartz Investments, Inc. and Purchasers of the Company's Series B Preferred Stock.

          27.1/k/ Financial Data Schedule.

------------------------------
/a/ Incorporated by reference to the Company's Registration Statement on form SB-2 filed March 11, 1994.

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

/j/ Incorporated by reference to the Company's form 10-Q filed for the quarterly period ended March 31, 1997.

/k/  Included herewith.


     (b.)  Reports on Form 8-K

           None.

                                  SIGNATURES
                                  ----------


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              ANCOR COMMUNICATIONS, INCORPORATED
                                              ----------------------------------


Dated: August 6, 1997                              By /s/ Calvin G. Nelson
                                                   -----------------------
                                                          Calvin G. Nelson
                                                                 President



Dated: August 6, 1997                                  By /s/ Lee B. Lewis
                                                       -------------------
                                                              Lee B. Lewis
                                                          Vice President &
                                                   Chief Financial Officer