Form 10-Q
period 1997-09-30
ANCOR COMMUNICATIONS INC /MN/
filed 1997-11-12
CIK 920636

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarterly Period Ended September 30, 1997
                                            ------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.   Yes /x/   No / /

                                   11,603,570
                                   ----------
                    (Number of shares of common stock of the
                 registrant outstanding as of October 29, 1997)


================================================================================

                       ANCOR COMMUNICATIONS, INCORPORATED

                                   FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30,1997

                                                                   Page
                                                                   ----

PART I -  FINANCIAL INFORMATION
------    ---------------------

    ITEM 1:    FINANCIAL STATEMENTS

               Balance Sheets as of September 30,1997 (unaudited)
               and December 31, 1996                                  3

               Statements of Operations for the three and nine
               month periods ended September 30,1997
               and 1996 (unaudited)                                   4

               Statements of Cash Flows for the nine
               month periods ended September 30,1997
               and 1996 (unaudited)                                   5

               Notes to Financial Statements                          6

    ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                             8


PART II - OTHER INFORMATION                                          12
-------   -----------------

                       PART I - FINANCIAL INFORMATION

                        ITEM 1 - FINANCIAL STATEMENTS

                     ANCOR COMMUNICATIONS, INCORPORATED
                               BALANCE SHEETS


                                                                September 30,   December 31,
                                                                    1997            1996
                                                                -------------   -------------
                                                                  (Unaudited)


           ASSETS
Current Assets:
   Cash and cash equivalents                                     $ 1,109,027     $   507,041
   Short-term investments                                          3,000,000       1,003,530
   Accounts receivable, net of reserves                            3,609,521       4,019,000
   Inventories (Note 2)                                            2,397,987       2,695,961
   Other current assets                                              254,177         336,734
                                                                 -----------     -----------
         Total current assets                                     10,370,713       8,562,266

Equipment, net of accumulated depreciation                         3,124,995       2,838,116

Patents, prepaid royalties, and other assets,
       net of accumulated amortization                               209,999         247,754
Capitalized software development costs
       net of accumulated amortization                               542,042         614,188
                                                                 -----------     -----------
TOTAL ASSETS                                                     $14,247,749     $12,262,324
                                                                 ===========     ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term debt                              $69,703         $61,923
   Accounts payable                                                1,309,579       1,752,258
   Accrued liabilities                                               660,614         364,064
                                                                 -----------     -----------
         Total current liabilities                                 2,039,896       2,178,245

Long-term Debt, less current maturities                              178,370         177,382

Shareholders' Equity  (Note 3)
   Preferred stock, par value $.01 per share,
        authorized 5,000,000 shares; issued and outstanding
        Series A, 42 shares in 1997 and 174 shares in 1996                $0              $2
        Series B, 620 shares in 1997 and none issued in 1996              $6              --
   Common stock, par value $.01 per share,
        authorized 20,000,000 shares; issued and
        outstanding 11,390,664 Shares in 1997 and
        10,407,687 shares in 1996                                    113,907         104,077
   Additional paid-in capital                                     35,269,555      27,071,820
   Accumulated deficit                                           (23,353,986)    (17,269,202)
                                                                 -----------     -----------
         Total shareholders' equity                               12,029,482       9,906,697
                                                                 -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $14,247,749     $12,262,324
                                                                 ===========     ===========

                       See Notes to Financial Statements

                      ANCOR COMMUNICATIONS, INCORPORATED
                            STATEMENT OF OPERATIONS
                                  (Unaudited)


                                          Three Months Ended             Nine Months Ended
                                             September 30,                  September 30,
                                     ----------------------------   ----------------------------

                                         1997           1996            1997            1996
                                     -------------  -------------   -------------   -------------

Net sales                              $3,423,837     $1,861,132      $7,328,414      $5,372,880
Cost of sales                           2,587,013        929,602       4,923,271       2,836,383
                                      ------------   ------------    ------------    ------------
   Gross Profit                           836,824        931,529       2,405,143       2,536,497

Operating Expenses
   Selling, general and administrative  2,133,671      1,079,145       5,420,468       2,908,838
   Research and development             1,209,497      1,107,368       3,235,213       2,658,910
                                      ------------   ------------    ------------    ------------

   Total operating expenses             3,343,168      2,186,512       8,655,681       5,567,748
                                      ------------   ------------    ------------    ------------

   Operating loss                      (2,506,344)    (1,254,983)     (6,250,538)     (3,031,251)

Other income (expense)
   Interest expense                        (5,363)           (97)        (10,526)        (63,720)
   Other, net                              59,070         62,161         176,281         196,094
                                      ------------   ------------    ------------    ------------

   Net Loss                           ($2,452,636)   ($1,192,920)    ($6,084,783)    ($2,898,877)
                                      ============   ============    ============    ============


Net loss per common share (Note 4)         ($0.23)        ($0.12)         ($0.59)         ($0.32)
                                      ============   ============    ============    ============

Weighted average common and
common equivalent shares
outstanding                            10,984,569     10,092,441      10,721,111       9,027,092
                                      ============   ============    ============    ============



                       See Notes to Financial Statements

                      ANCOR COMMUNICATIONS, INCORPORATED
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                             Nine Months Ended
                                                                                September 30,
                                                                  -------------------------------------
                                                                      1997                    1996
                                                                  -------------           -------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                        ($6,084,783)            ($2,898,877)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Writedown of inventory to net realizable value                  500,000                       0
       Writedown of equipment to net realizable value                  248,953                       0
       Depreciation and amortization                                   767,979                 295,721
       Changes in current assets and liabilities:
         Accounts receivable                                           409,479              (2,531,961)
         Inventories                                                  (202,026)             (2,485,674)
         Other current assets                                           82,557                (182,848)
         Accounts payable                                             (442,679)                316,652
         Accrued liabilities                                           296,550                (176,260)
                                                                  -------------           -------------

   Net cash used in operating activities                            (4,423,971)             (7,663,247)
                                                                  -------------           -------------


CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of equipment                                             (999,981)             (1,133,709)
   Short-term investments                                           (1,996,470)             (1,694,247)
   Purchase of other assets                                           (115,306)                (42,495)
                                                                  -------------           -------------

   Net cash provided by (used in) investing activities              (3,111,757)             (2,870,451)
                                                                  -------------           -------------


CASH FLOW FROM FINANCING ACTIVITIES:
   Loan repayments                                                     (69,856)             (1,524,497)
   Proceeds from preferred stock issuance                            7,948,001               9,557,815
   Proceeds from common stock issuance
       and exercise of options                                         259,568               2,865,758
                                                                  -------------           -------------

   Net cash provided by  financing activities                        8,137,713              10,899,076
                                                                  -------------           -------------


Net increase (decrease) in cash                                        601,986                 365,378
Cash, at beginning of period                                           507,041                 251,475
                                                                  -------------           -------------
Cash, at end of period                                              $1,109,027                $616,853
                                                                  =============           =============

Supplemental Schedule of Noncash Investing and Financing Activities:
   Equipment acquired under capital lease                              $78,623                 $60,000
                                                                  =============           =============


                       See Notes to Financial Statements

                      ANCOR COMMUNICATIONS, INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1997
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the three and nine months ended Septemnber 30, 1997 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1997.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted.

NOTE 2 - INVENTORIES

Inventories at September 30, 1997 and December 31, 1996, consisted of:

                                                       1997          1996
-----------------------------------------------------------------------------
Raw materials and subassemblies                   $  1,447,185    $ 1,190,170
Finished goods consigned to customers and others       304,004        625,222
Finished goods                                         646,798        880,569
                                                  ---------------------------
                                                  $  2,397,987    $ 2,695,961
                                                  ===========================

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

NOTE 4 - EARNINGS PER SHARE

Net loss per common share is computed based upon the weighted average number of common shares outstanding during the year. Common equivalent shares, consisting of options, warrants and convertible perferred stock for all periods, were not included in the computation as their effect was antidilutive. However, the eight and five percent premium earned by the preferred shareholders in 1997 was added to the net loss for computation purposes.

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

NOTE 5 - CONTINGENCY

The Company along with Stephen O'Hara, Lee B. Lewis and Dale Showers, has been named as a defendant in a securities action captioned In re Ancor Communications, Inc. Securities Litigation, filed in United States District Court for the District of Minnesota on July 24, 1997. The lawsuit, a putative class action, alleges that the Company violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 when it allegedly made misleading public disclosures relating to the Company's contract with Sequent Computer Systems, Inc. and the Company's quarterly revenues and seeks compensatory losses in an undetermined amount. The Company believes that the lawsuit is without merit and intends to defend it vigorously. The Company is unable to determine if there will be a material adverse outcome at this time.

                                     ITEM 2
                                     ------

    MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


RESULTS OF OPERATIONS
---------------------

For the three and nine months ended September 30, 1997 and 1996.

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of net sales.

                                 For the Three Months      For the Nine Months
                                  Ended September 30        Ended September 30
                               -----------------------  -----------------------
                                  1997        1996         1997       1996
                               ----------  -----------  ----------  ---------

Net Sales                          100.0%      100.0%     100.0%     100.0%
Cost of Goods Sold                  75.6        49.9       67.2       52.8

Gross Profit                        24.4        50.1       32.8       47.2

Operating Expenses:
  Selling, general & admin.         62.3        58.0       74.0       54.1
  Research & development            35.3        59.5       44.1       49.5

Total operating expenses            97.6       117.5      118.1      103.6

Operating loss                     (73.2)      (67.4)     (85.3)     (56.4)

Other income (expense)
  Interest expense                  (0.2)       (0.0)      (0.1)      (1.2)
  Other, net                         1.7         3.3        2.4        3.6
                                  ------      ------     ------     ------

Net Loss                          (71.6)%     (64.1)%    (83.0)%    (54.0)%
                                  ======      ======     ======     ======

     Net Sales. Net sales for the third quarter 1997 increased by approximately $1,563,000 (84%) from 1996 to $3,423,837. Net sales for the nine months ended September 30, 1997, increased by approximately $1,956,000 (36%) from the same period 1996 to $7,328,414. This increase in net sales is due primarily to a significant increase in net sales to an international customer, offset by a decrease in sales domestically. International net sales in the third quarter increased from approximately $114,000 in 1996 to approximately $2,985,000 in 1997, representing 87% of net sales to all customers for the third quarter 1997. International net sales in the first nine months comprised 83% of net sales and increased from approximately $1,254,000 in 1996 to approximately $6,112,000 in 1997. Domestic sales volume in the three and nine month periods ending September 30, 1997, decreased by 75% and 70%, respectively, from similar periods in 1996, because several large sales transactions included in domestic revenue for the 1996 periods were not replaced in the similar 1997 periods.

The increase in net sales for the third quarter 1997 includes the effect of an allowance against sales of $300,000 for product returns and customer stock rotation. The increase in net sales for the first nine months 1997 includes the effect of an allowance against sales of $1,000,000 for product returns and customer stock rotation. The Company does not generally provide customers with a right of return at the date of sale; however, in response to significant pressures from the marketplace, the Company has allowed product returns in the past from certain customers as a marketing concession to stimulate a positive impression of the Company and its products in the marketplace. In addition, resellers have incorrectly anticipated the configuration needed by end user equipment purchasers and have requested that purchased but unused product be exchanged for the product needed to meet the end user requirements. Further, certain end users have requested that they purchase their initial products from the Company, instead of the reseller, which resulted in credits issued to the resellers in the second half of 1996 and first quarter of 1997. As a result of all of these factors, the Company's net assets include a reserve to provide for potential future return of product sold in the current and previous periods.
The reserve at September 30, 1997, was approximately $340,000 ($680,000 gross sales less the estimated value of product to be returned).

While the Company achieved record revenues for the third quarter 1997, the timing of orders and shipments will result in revenues varying from quarter to quarter. The Company currently expects that fourth quarter revenues will be less than record third quarter revenues because of an anticipated reduction in international shipments.

A significant portion of the Company's revenues (14% in fiscal 1996 and 83% in the first nine months of 1997) were generated by a single customer, Hucom, Inc. Product purchased from the Company by Hucom is remarketed to end users. A significant portion of Hucom's sales of Ancor's products in fiscal 1996 and fiscal 1997 have been to one end user. In future periods, Hucom's sales of Ancor's products to this end user are expected to be significantly less than in fiscal 1997. The Company's business would be materially, adversely impacted if other end users are not found to replace this level of business or if Hucom ceased doing business with the Company unless and until additional resellers are established.

     Gross Profit. Gross profit in the third quarter of 1997 decreased to $836,824, or 24.4% of sales, from $931,529, or 50.1% of sales, in the third quarter of 1996. Gross profit in the first nine months of 1997 decreased to $2,405,143, or 32.8% of sales, from $2,536,497, or 47.2% of sales, for the same period of 1996. Included in the cost of sales for the third quarter is a $500,000 provision for excess and obsolete inventory which had the effect of decreasing gross profit as a percentage of sales by 14.6%. The Company made this provision because it believes its inventory of certain host bus adapter cards exceeds current and future market demands as customers transition to newer server and workstation platforms.

Gross profit is impacted by the mix of product sold within a period. In general, adapter cards have lower margins than switches and different switch types have different margins. Gross margins for the third quarter and first nine months of 1997 were negatively impacted because the mix of product sold during these periods carried lower margins than those sold in comparable periods in 1996.

     Operating Expense. The Company's operating expenses for the third quarter of 1997 were $3,343,168, or 97.6% of net sales, compared to $2,186,512, or
117.5% of net sales, in the third quarter of 1996. Operating expenses for the first nine months of 1997 were $8,655,681, or 118.1% of net sales, compared to $5,567,748, or 103.6% of net sales, in the same period of 1996. The Company believes that the level of expense incurred is appropriate to address the opportunities available to it in the networking and Original Equipment Manufacturer ("OEM") storage marketplaces. The increase in operating expenses is due to an increase in the cost for personnel, increased marketing and sales expenses to prepare for the OEM storage market, and increased depreciation. The number of employees at September 30, 1997 was 10% greater than at September 30, 1996, resulting in personnel and related expenses increasing $604,000 in the third quarter 1997 as compared with the third quarter 1996, and $1,420,000 in the first nine months of 1997 as compared with the same period 1996. Additionally, the Company's ongoing aggressive commitment to front end spending for marketing and sales tactics resulted in advertising and marketing expenses increasing $208,000 in the third quarter 1997 as compared with the third quarter 1996, and $764,000 in the first nine months of 1997 as compared with the same period 1996. Further, primarily due to amortization of capitalized software development costs, depreciation and amortization expense increased $165,000 in the third quarter 1997 as compared with the third quarter 1996, and $472,000 in the first nine months of 1997 as compared with the same period 1996.

In the third quarter 1997 a charge of $250,000 was recorded to reflect compensation owed a former executive of the Company whose services are being discontinued. The amount of the accrual was based on the compensation payable to such officer under the terms of the officer's employment contract.

     Other Income (Expense) Interest expense decreased in the first nine months of 1997 to $10,526 from $63,720 in the first nine months of 1996 as a result of the Company's repayment of a $1.5 million note payable in June 1996. Interest income of $59,070 and approximately $62,161 in the third quarters of 1997 and 1996, respectively, and $176,281 and $196,094 in the first nine month periods of 1997 and 1996, respectively, was earned from the investment of the net proceeds of preferred stock offerings occurring in March of each year.

     Net Loss The Company's net loss increased to $2,452,636, or $0.23 per share in third quarter 1997, compared to a net loss of $1,192,920, or $0.12 per share in third quarter 1996. Net loss for the first nine months of 1997 increased to $6,084,783, or $0.59 per share, compared to a net loss of $2,898,877, or $0.32 per share in the same period 1996. The greater net loss is primarily attributable to greater operating expenses.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's cash, cash equivalents and short-term investments were $4,109,027 as of September 30, 1997, compared to $1,510,571 as of December 31, 1996. Cash flows used in operating activities totaled $4,423,971, due to the operating loss, net payments to vendors and inventory purchases in anticipation of future sales, as offset by net collections of accounts receivable. Cash flows used in investing activities totaled $3,111,757 as a result of the purchase of short-term investments and equipment, which included upgrades of engineering desktop systems and continued internal construction of testing and tooling equipment for the next generation of Fibre Channel switching products. In March 1997, the Company completed a private placement transaction by selling 855 shares of Series B Preferred Stock which provided net proceeds of approximately $8,000,000. Approximately 490 of these preferred shares remain unconverted as of October 29, 1997. In conjunction with the transaction, the placement agent was granted a five year warrant to purchase 105,556 shares of common stock at $4.86 per share. Approximately 90,000 of these warrants remain unexercised as of October 29, 1997. In addition, the investors have a right to receive warrants to purchase common stock equal to 20% of their original investment not converted to common stock as of March 24, 1998, divided by the conversion price then in effect, with an exercise price equal to 115% of the average closing bid price for five days ending on the one year anniversary date.

The Company believes that the capital received from the private placement, together with interest earned thereon, and anticipated revenues from operations will provide adequate liquidity to fund growth, operations, and capital expenditures for 1997. However, the Company aniticipates the need to secure additional financing in order to fund operating and working capital requirements in the first half of 1998. There can be no assurance that additional financing can be obtained with terms acceptable to the Company. Any additional equity financings may be dilutive to existing shareholders, and any debt financing may contain restrictive covenants. The Company's inability to obtain additional financing if and when needed could adversely affect the Company and its operations.

     Shareholder Litigation. The Company along with Stephen O'Hara, Lee B. Lewis and Dale Showers, has been named as a defendant in a securities action captioned In re Ancor Communications, Inc. Securities Litigation, filed in United States District Court for the District of Minnesota on July 24, 1997.
The lawsuit, a putative class action, alleges that the Company violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 when it allegedly made misleading public disclosures relating to the Company's contract with Sequent Computer Systems, Inc. and the Company's quarterly revenues and seeks compensatory losses in an undetermined amount. The Company believes that the lawsuit is without merit and intends to defend it vigorously. The Company is unable to determine at this time if there will be a material adverse outcome.
No provision has been made for any loss that may occur as a result of an adverse outcome of the suit.. At September 30, 1997, the Company had incurred approximately $25,000 in legal expenses related to the suit.

     Year 2000 Issue. Per SEC Staff Legal Bulletin No. 5 issued October 8, 1997, the Company has investigated the impact of the Year 2000 ("Y2K") issue on its information systems. During fiscal 1996 the Company purchased from a world-wide supplier and developer of information systems an enterprise-wide information system. The developer of this information system has provided its clients written assurance that the system will correctly function across the year 2000, as verified by previous system tests. The developer has informed the Company it will continue its testing throughout 1997 and advise its clients of these test results as they are available. Additionally, the Company's products, including software, are not date sensitive as to functionality. Therefore, Y2K is not expected to have a material effect on the Company's financial position, operations or cash flow.

SAFE HARBOR CAUTIONARY STATEMENT
--------------------------------

Statements made in this Management's Discussion and Analysis that are not historical in nature, including statements regarding the level of future revenues and expenses, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 and are subject to risks and uncertainties. Factors that may affect the Company's future performance and results are set forth in the Company's filings with the Securities and Exchange Commission and include the level of market acceptance of Fibre Channel technology and the Company's products, the Company's ability to retain current customers and attract new customers, the Company's ability to compete with others providing Fibre Channel technology, competition from existing and new technologies, the Company's ability to manage growth, the Company's ability to attract and retain qualified personnel and the ability of the Company's products to interoperate with products manufactured by others.

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

     The Company along with Stephen O'Hara, Lee B. Lewis and Dale Showers, has been named as a defendant in a securities action In re Ancor Communications, Inc. Securities Litigation, filed in United States District Court for the District of Minnesota on July 24, 1997. The lawsuit, a putative class action, alleges that the Company violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 when it allegedly made misleading public disclosures relating to the Company's contract with Sequent Computer Systems, Inc. and the Company's quarterly revenues and seeks compensatory losses in an undetermined amount. The Company believes that the lawsuit is without merit and intends to defend it vigorously.

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

          10.25/k/ Letter Employment Agreement with Kenneth E. Hendrickson dated
                   July 25, 1997.

          10.26/k/ Letter Employment Agreement with Steven E. Snyder dated
                   September 23, 1997.

          27.1/k/  Financial Data Schedule.


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



                                              ANCOR COMMUNICATIONS, INCORPORATED
                                              ----------------------------------



Dated:  November 14, 1997              By / S/ Kenneth E. Hendrickson
                                       ------------------------------
                                               Kenneth E. Hendrickson
                                              Chairman of the Board &
                                              Chief Executive Officer



Dated:  November 14, 1997                     By /S/ Steven E. Snyder
                                              -----------------------
                                                     Steven E. Snyder
                                                      Vice President,
                                            Chief Financial Officer &
                                                            Secretary