Form 10-K405
period 1997-12-31
ANCOR COMMUNICATIONS INC /MN/
filed 1998-03-31
CIK 920636

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

(Mark One)
    |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the year ended December 31, 1997

    |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934.

Commission File Number 1-2982

                       ANCOR COMMUNICATIONS, INCORPORATED
               -------------------------------------------------
             (Exact name of registrant as specified in its charter)

            MINNESOTA                                       41-1569659
---------------------------------               --------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
 of incorporation or organization)


 6130 BLUE CIRCLE DRIVE  MINNETONKA, MINNESOTA                 55343
----------------------------------------------               ---------
  (Address of principal executive offices)                   (Zip code)

        Registrant's Telephone number, including area code (612) 932-4000


           Securities registered pursuant to Section 12(b) of the Act:


       TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
       --------------------            -----------------------------------------
Common Stock, par value $.01 per share           Pacific Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 20, 1998, the Company had 11,919,163 shares of Common Stock outstanding. The aggregate market value of the 11,873,863 shares of Common Stock held by non-affiliates of the Company was $65,306,246, based on the closing share price on March 20, 1998 on the Nasdaq SmallCap Market.

Documents incorporated by reference: Certain responses to Part III are incorporated herein by reference to information contained in the Company's definitive proxy statement for its 1998 annual meeting of shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1998.


================================================================================

                                TABLE OF CONTENTS




Item 1.  Business............................................................  3

Item 2.  Properties..........................................................  7

Item 3.  Legal Proceedings...................................................  8

Item 4.  Submission of Matters to a Vote of Security Holders.................  8

                                             PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.................................................  8

Item 6.  Selected Financial Data............................................. 10

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 11

Item 7A. Quantitative and Qualitative Disclosures about Market Risks......... 17

Item 8.  Financial Statements and Supplementary Data......................... 17

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................ 17

                                            PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act................... 17

Item 11. Executive Compensation.............................................. 18

Item 12. Security Ownership of Certain Beneficial Owners and Management...... 18

Item 13. Certain Relationships and Related Transactions...................... 18

                                             PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K... 18

                                     PART I

ITEM 1. BUSINESS

GENERAL

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

In 1992, the Company delivered its first prototype Fibre Channel switches and interface adapters. Commercial Fibre Channel switch and interface deliveries began in 1993. The Company's Fibre Channel products are used by organizations worldwide for enhanced network performance, scalability and connectivity. Fibre Channel enables the transfer of data at speeds ranging from 266 Mbps to 1 Gigabit per second.

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

PRODUCTS

The Company's family of Fibre Channel products currently consists of switches, adapters and routers sold as integrated data communication systems or as separate components. The Company's adapters are designed to be installed in personal computers, workstations and other devices that are interconnected to the Company's Fibre Channel switches. The Company has also developed ASICs which are a component of its adapters and switches, but which can be sold as separate products.


The Company's switches enable networks of up to 3072 nodes to be built by linking multiple switches in 8, 16 and 64 node increments. Through the Fibre Channel switch, users are able to establish multiple simultaneous direct connect and shared connect links. This technology, called two-dimensional switching, is important because it provides the advantage of both direct and shared links in a single network.

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

The Company's FCS(TM) 266 switch completed in 1993, its FCS(TM) 1062, completed in 1995, and its MKII switch completed in 1997, have been shipped to over 89 customers. Net sales of these switches accounted for approximately $4.2 million of revenue in 1997, $4.2 million of revenue in 1996, and $2.0 million of revenue in 1995.

The Company's adapters provide an "intelligent" interface between the Fibre Channel switch and varying hardware devices. This interface is designed to permit higher speed data transfers to or from the host device and shift communications responsibilities from the host system to the adapter, thereby reducing overhead. The Company's adapters control communications by an imbedded I/O processor which manages all data transfer and Fibre Channel communications. Adapter net sales totaled approximately $3.5 million of revenue in 1997, $1.8 million of revenue in 1996, and $1.6 million of revenue in 1995.

The Company's Fibre Link products route traffic among a combination of Fibre Channel systems, Unix systems and Netware networks to meet diverse enterprise communications requirements.

The Company's ASICs provide building blocks at the chip level for implementing Fibre Channel technology. These ASICs combine a number of Fibre Channel functions in a single chip and thereby substantially reduce the number of components needed to implement Fibre Channel switches and adapters. The Company's ASICs are components of its adapters and switches. Although the Company's ASICs could be sold as a separate product, the Company has not done so to date.


FIBRE CHANNEL MARKET

The market for Fibre Channel addresses those customers who need to transfer large amounts of data reliably at high speeds without network degradation. The Fibre Channel market encompasses numerous applications within the multi-billion dollar data and network communications market. Additionally, an emerging market for Fibre Channel switches is developing in storage area networks, in which switches facilitate connections between multiple servers and storage subsystems. Various market research firms, such as EMF Associates and Ryan, Hankin, Kent Inc., estimate the market for Fibre Channel products in the year 2000 will be over $1.0 billion.


SALES AND MARKETING

The Company markets its products through an internal sales force which focuses on original equipment manufacturers ("OEMS"), system integrators, various indirect selling channels and major end users. Sales efforts are concentrated in North America, Europe and the Pacific Basin.

In addition to direct selling, various marketing and promotional techniques are employed to increase sales, including seminars, trade shows, media advertising and sales agencies.

The Company has historically sold its products to resellers or end users. In the future, however, the Company expects that most of its sales will be made to OEMs or resellers more narrowly focused on specific vertical markets which the Company believes are most appropriate for its products. The company has achieved limited success in sales to resellers lacking the appropriate experience and market focus.

A significant portion of the Company's revenues (88% in fiscal 1997, 41% in fiscal 1996 and 24% in 1995) were generated by a single customer, Hucom, Inc. Product purchased from the Company by Hucom is remarketed to end users. A significant portion of Hucom's sales of Ancor's products in fiscal 1997 and fiscal 1996 have been to one end user. In future periods, Hucom's sales of Ancor's products to this end user are expected to be significantly less than in fiscal 1997. The Company's revenues in the future may also be generated by a single customer or a small number of significant customers. See Note 5 to the financial statements.

As of February 28, 1998, the sales organization was made up of thirteen field sales and application engineering personnel and eight support professionals.


COMPETITION

The Company's Fibre Channel products encounter competition from other Fibre Channel products in addition to competition from other network technology products. For example, Brocade Communications Systems, Inc., Arcxel, and McData have developed Fibre Channel switches. Other companies may also be developing switches. In addition, a number of companies, including Emulex Corp, Q Logic Corp., Jaycor Corp. Gadzooks Corp., G2 Corp., Vixel Corporation and Interphase Corp. are developing Fibre Channel products other than switches, such as adapters or hubs, and the Company anticipates that these and other companies will introduce commercial Fibre Channel products in the near future. The Company believes the introduction of additional competitors will enhance market acceptance of Fibre Channel technology. Some of the companies that produce or may produce Fibre Channel products competitive with the Company's products have substantially greater financial, technological and marketing resources than the Company.

The Company's current products are all designed to comply with the Fibre Channel standard for data communications network technology and to compete in the high performance local area network (LAN) market and as a switching device in high performance storage area network (SAN) markets. The Company's success will thus depend on the market acceptance of Fibre Channel as a technology for addressing data communications and data storage needs.

In the LAN market Fibre Channel competes with a number of other network technologies, including both established technologies, such as Fiber Distributed Data Interface ("FDDI"), Ethernet, Fast Ethernet and Token Ring, and newer technologies that have not yet achieved wide market penetration, such as Gigabit Ethernet and Asynchronous Transfer Mode ("ATM"). The

Company believes that users generally do not replace existing network technologies until system demands significantly strain their capacity, relying instead on interim solutions such as greater segmentation of networks using additional networks and routers. In addition, many users who install new network technology continue to choose the older, established technologies rather than newer technologies such as Fibre Channel. Furthermore, users who are replacing existing data communications networks may choose other new data communications technologies rather than Fibre Channel; in particular, many believe that ATM or Gigabit Ethernet products, which are available from a number of companies, are the most significant new technologies competitive with Fibre Channel. In order to gain market acceptance, the Company's products must be priced to provide a cost-effective alternative to competing technologies. Market acceptance of Fibre Channel technology may also be affected by the fact that Fibre Channel is not suitable for wide area network ("WAN") applications due to distance limitations specified in the American National Standard Institute ("ANSI") standards.

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

In the SAN market, adoption of Fibre Channel requires computer systems manufacturers to convert from the Small Computer System Interface (SCSI) interconnect protocol currently being used by many manufacturers. Many computer systems manufacturers have announced their intentions to convert to Fibre Channel as the interconnect protocol for their products. However, there can be no assurance that this conversion will happen, or that other computer systems manufacturers will adopt the Fibre Channel protocol.


INTELLECTUAL PROPERTY RIGHTS

The Company's success will depend in part on its ability to protect its proprietary rights and to operate without infringing on the proprietary rights of third parties. The Company currently holds one U.S. patent covering certain aspects of one of its Fibre Channel switches. The Company may apply for additional patents in the future.

In addition to patents, the source code for the software contained in its products is protected by copyright law. The Company intends to rely upon unpatented trade secrets, the know-how and expertise of its employees and on non-disclosure and confidentiality agreements with its employees, vendors and customers. The Company has registered four trademarks with the United States Patent and Trademark Office (the "PTO") and has filed for registration of three additional marks in which it claims trademark rights, one of which has been allowed.

RESEARCH AND DEVELOPMENT

The data network communications and storage markets are characterized by rapid technological change, including changes in customer requirements, frequent new product introductions and enhancements, and evolving industry standards. The Company's success will depend in part on its ability to keep pace with technological developments and emerging industry standards and to respond to customer requirements by enhancing its current products and developing and introducing new products. The Company's current efforts are focused on development of additional switches, ASICs and adapters, and to achieve interoperability with more devices utilizing Fibre Channel technology. As a result, the Company has developed and capitalized, and is currently utilizing, its own internally-built test tooling and software to assist in further development of its products. Additionally, the Company has developed software drivers which are sold with its adapters and switches. The development costs associated with these drivers after the establishment of technological feasibility are capitalized and amortized to cost of goods sold.

While the Company's capital and human resource requirements are minimized through its strategic design development and contract manufacturing relationships, the Company will continue to dedicate substantial expenditures to research and development. Research and development expenditures were $4,271,393, $3,198,155, and $2,542,407 for 1997, 1996 and 1995 respectively.

MANUFACTURING

The Company subcontracts a majority of its production activities, including the manufacture, assembly and testing of the Company's proprietary Fibre Channel switch and adapter designs, to organizations specializing in contract manufacturing. Utilization of subcontractors results in dependence on the timely delivery of high quality products from these manufacturers and may leave the Company with less flexibility and control over the manufacturing process than if it conducted all of these operations internally. However, the Company conducts its own development, design and production management efforts. Purchases from a major subcontractor were approximately $6,480,000, $5,086,000 and $870,000 in 1997, 1996 and 1995, respectively.

The majority of the components used in the Company's products are generally available from multiple sources. However, certain of the components used in Ancor's products are available only from a single supplier or from a limited number of suppliers. The unavailability of adequate quantities of components, a reduction or interruption in component supply, a disruption of existing supplier relationships, an inability to develop alternative sources or a significant increase in the price of components could each have a material adverse effect on the Company's ability to produce and market its products.

EMPLOYEES

As of March 20, 1998, the Company had 70 full time employees and 2 part time employees, including 35 in engineering and product development, 21 in sales and marketing, 6 in manufacturing and 10 in general administration and finance. None of the Company's employees is represented by a labor union or subject to any collective bargaining agreement. The Company has never experienced any work stoppages and it believes its employee relations are good.


ITEM 2. PROPERTIES

The Company's offices are located in Minnetonka, Minnesota, where it leases 27,560 square feet of space under a lease that expires in April 1999. The annual rent is approximately $173,000. To meet its increasing space requirements, the Company is in the process of negotiating new lease space, which it plans to occupy in early 1999. The Company believes its rental cost will increase when it occupies new lease space. The current facility, in the opinion of management, is adequately covered by insurance.


ITEM 3. LEGAL PROCEEDINGS

The Company, along with Stephen O'Hara, Lee B. Lewis and Dale Showers, has been named as a defendant in a securities action captioned Richard Radman and Sol Rosenthal v. Ancor Communications, Inc., et al. filed in the United States District Court for the District of Minnesota on July 24, 1997. The lawsuit alleges that the Company violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 when it allegedly made misleading public disclosures relating to the Company's contract with Sequent Computer Systems, Inc. and the Company's financial results, and seeks compensatory losses in an undetermined amount. The lawsuit is also seeking class-action status. The lawsuit was amended on December 1, 1997, by the plaintiffs after the Company moved to dismiss the initial complaint. The amended complaint alleges the same claims as the initial complaint. On March 16, 1998 the Company filed its motion to dismiss the amended complaint. This action is in its preliminary stages and discovery is currently stayed. The Company believes that the lawsuit is without merit and intends to defend it vigorously.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock has been quoted on the Nasdaq SmallCap Market and the Pacific Stock Exchange since its initial public offering on May 3, 1994. The following table sets forth the high and low sale prices of the Company's common stock for each full quarterly period within the two most recent fiscal years, as reported by the Nasdaq SmallCap Market.

                             QUARTERLY STOCK PRICES
                                                         SALE PRICE
                                               -------------------------
                                                  HIGH               LOW
                                               -------          --------
         QUARTER OF 1996:
                First                          $     7          $  5 1/8
                Second                          41 3/8             6 3/8
                Third                           20 7/8             8 3/8
                Fourth                          17 1/8            12 3/4

         QUARTER OF 1997:
                First                          $16 7/8          $      3
                Second                               9           3 13/16
                Third                           12 1/2                 7
                Fourth                        10 13/16            3 9/16

HOLDERS.

As of March 17, 1998, there were 220 holders of record of the Company's common stock and the Company estimates there were approximately 9,432 beneficial holders at such date. As of March 26, 1998, the last sale price of the Company's common stock as reported by the Nasdaq SmallCap Market was $7.1875.

DIVIDENDS.

The Company has never paid cash dividends on its common stock and has no current intentions to do so.

CHANGES IN SECURITIES.

On February 19, 1998, the Company completed a private placement of $11,000,000 (1100 shares) of Series C Preferred Stock. The Securities were privately sold to accredited investors by Dunwoody Brokerage Services, Inc. ("Dunwoody"). As consideration for its services, Dunwoody received a fee equal to 6% of the gross proceeds, plus a five-year warrant to purchase 90,644 shares of Common Stock at a price per share equal to $7.281. The securities were sold pursuant to Rule 506 under Regulation D.

The Series C Preferred Stock is convertible into Common Stock of the Company, subject to certain restrictions, at a variable conversion rate equal to the lower of (i) the Maximum Conversion Price (as defined below) or (ii) the average of the three lowest closing bid prices of the Common Stock during the applicable pricing Period (as defined below). The maximum Conversion price is equal to the greater of (i) $9.00 per share and (ii) a price which is set at a defined premium over the average closing bid price of the Common Stock for the 30 trading days following February 19, 1998. The applicable Pricing Period is a number of consecutive trading days immediately preceding the date of conversion of the Series C Preferred Stock initially equal to twelve and increased by one additional consecutive trading day for each full calendar month which has elapsed since February 19, 1998.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the financial statements, related notes thereto and other financial information included in this Report.


STATEMENTS OF OPERATIONS DATA:

                                                                      YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------------
                                                    1997        1996        1995        1994        1993
                                                 ---------   ---------   ---------   ---------   --------
                                                           (in thousands, except per share data)
Net sales......................................   $ 7,924     $ 6,258     $ 4,673     $ 4,761     $ 4,019
Cost of sales..................................     5,991       3,566       2,533       2,743       2,324
                                                    -----      -------     -------     -------     ------
    Gross profit...............................     1,933       2,692       2,140       2,018       1,695
Operating expenses
    Selling, general and administrative........     7,685       4,944       2,785       2,377       2,013
    Research and development...................     4,271       3,198       2,542       2,056       1,643
                                                    -----      -------     -------     -------     ------
         Total operating expenses..............    11,956       8,142       5,327       4,433       3,656
                                                   ------      -------     -------     -------     ------
    Operating loss.............................   (10,023)     (5,450)     (3,187)     (2,415)     (1,961)
Interest expense...............................        19          64         153         275         471
Other income (expense), net....................       219         224          71          95         (18)
Income taxes...................................         0           0           0           0           0
                                               ----------------------------------------------------------

Net loss.......................................   $(9,823)    $(5,290)    $(3,269)    $(2,595)    $(2,450)
                                                 ========    ========    ========    ========    ========

Basic and diluted net loss per share(1)........  $  (0.93)2  $  (0.60)2  $  (0.44)   $  (0.47)   $  (0.80)
                                                 =========   ========    ========    ========    ========
Weighted average common
    shares outstanding.........................    10,963       9,351       7,449       5,516       3,075
                                                 =========   ========    ========    ========    ========


BALANCE SHEET DATA:

                                                                      AT DECEMBER 31,
                                                --------------------------------------------------------
                                                    1997        1996        1995        1994        1993
                                                 ---------   ---------   ---------   ---------   -------
                                                                      (in thousands)
Working capital (deficit)......................   $ 4,432     $ 6,384     $ 1,561     $ 2,101     $(1,218)
Total assets...................................    10,164      12,262       5,773       4,443       2,642
Long-term debt net of current maturities.......       130         178         200       1,657       3,657
Shareholders' equity (deficit).................     8,316       9,907       2,759       1,299      (4,628)

(1)  See Note 1 to Financial Statements.

(2) Includes an adjustment of 3 cents loss per share in 1997 and 3 cents loss per share in 1996 for the effect of the accretion benefit earned by the Preferred shareholders from the date of issue to the date of conversion or to the end of the reporting period, whichever is earlier. Such accretion amounted to $344,939 in 1997 and $331,334 in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995.

The following table sets forth selected information derived from the Company's Statement of Operations as a percentage of net sales:

                                                      FOR THE TWELVE MONTHS
                                                         ENDED DECEMBER 31
                                                ------------------------------
                                                1997         1996         1995
                                                ----         ----         ----

Net sales                                       100.0%       100.0%       100.0%
Cost of sales                                    75.6         57.0         54.2
                                               ------       ------       ------

       Gross profit                              24.4         43.0         45.8

Operating expenses
       Selling, general and administrative       97.0         79.0         59.6
       Research and development                  53.9         51.1         54.4
                                               ------       ------       ------

Total operating expenses                        150.9        130.1        114.0
                                               ------       ------       ------

Operating loss                                 -126.5        -87.1        -68.2

Nonoperating income (expense)
       Interest expense                          -0.2         -1.0         -3.3
       Other, net                                 2.7          3.6          1.5
                                               ------       ------       ------
Net loss                                       -124.0%       -84.5%       -70.0%
                                               ======       ======       ======


         NET SALES Net sales for 1997 increased by approximately $1,666,000 (27%) from 1996 to $7,924,001. This increase in net sales is due primarily to a significant increase in net sales to Hucom, Inc., the Company's Japanese distributor, offset by a decrease in sales domestically. International net sales increased $4,063,000 (124%) from approximately $3,277,000 in 1996 to $7,340,000 in 1997, representing 93% of total net sales for the year. Net sales to Hucom, Inc. increased from $2,585,000 (79% of international sales) in 1996 to $6,983,000 (95% of international sales) in 1997, and represented 88% of total net sales for the year. Domestic sales volume decreased by approximately $2,397,000 (80%) from 1996 to $584,000, as several large sales transactions included in revenue for 1996 were not replaced in 1997.

Net sales for 1996 increased by approximately $1,585,000 (34%) from 1995 to $6,257,840, due primarily to a significant increase in net sales to Hucom, Inc. Total international sales increased

$1,977,000 (152%) from approximately $1,300,000 in 1995 to $3,277,000 in 1996, representing 52% of total net sales for the year. Net sales to Hucom, Inc. increased from $1,126,000 (87% of international sales) in 1995 to $2,585,000 (79% of international sales) in 1996, and represented 41% of total net sales for the year. Domestic sales volume decreased by approximately $393,000 (12%) from 1995 to $2,980,000, due to the cancellation of large contracts in 1996, discussed in further detail below.

The increases in net sales for 1997 and 1996 include the effect of an allowance against sales of $1,500,000 and $300,000 for 1997 and 1996, respectively, for product returns and customer stock rotation. The Company does not generally provide customers with a right of return at the date of sale; however, in response to significant pressure from the marketplace, the Company has allowed product returns in the past from certain customers as a marketing concession to stimulate a positive impression of the Company and its products in the marketplace. In addition, resellers have incorrectly anticipated the configuration needed by end user equipment purchasers and have requested that purchased but unused product be exchanged for the product needed to meet the end user requirements. Further, certain end users have requested that they purchase their initial products from the Company, instead of the reseller, which resulted in credits issued to the resellers in the second half of 1996 and the first quarter of 1997. As a result of all of these factors, the Company's net assets include a reserve to provide for potential future return of product sold in the current and previous periods. Additionally, in the fourth quarter 1997, the Company recorded additional reserves for sales returns and allowances which may occur as a result of the Company's shift in marketing focus to OEMs and resellers who are more experienced in and are focused on specific vertical markets that the Company believes are most appropriate for its products. The reserve balances at December 31, 1997 and 1996, were approximately $695,000 ($1,050,000 gross sales less the estimated value of the product to be returned) and $150,000 ($300,000 gross sales less the estimated value of the product to be returned).

In addition to the above allowance, in 1996 the Company issued significant credits for sales returns in 1996, including (i) a $700,000 credit granted to a customer in the third quarter of 1996 as a result of the customer significantly modifying its network design after shipment by the Company, and (ii) a fourth quarter sales return of $660,000 for a contract cancellation. The $660,000 fourth quarter 1996 sales return relates to the January 1997 cancellation of an OEM contract by Sequent Computer Systems, Inc. (Sequent). After acceptance of the Company's shipment, Sequent discovered an interoperability conflict between Sequent's NUMA-Q technologies and the Fibre Channel technologies. The Company agreed to accept the product return and to issue a credit for the previous sale.

A significant portion of the Company's revenues (41% in fiscal 1996 and 88% in fiscal 1997) were generated by a single customer, Hucom, Inc. Product purchased from the Company by Hucom is remarketed to end users. A significant portion of Hucom's sales of Ancor's products in fiscal 1996 and fiscal 1997 have been to one end user. In future periods, Hucom's sales of Ancor's products to this end user are expected to be significantly less than in fiscal 1997. The Company's business would be materially, adversely impacted if other end users are not found to replace this level of business or if Hucom ceased doing business with the Company unless and until additional resellers are established. The Company is supporting Hucom in their pursuit of additional customers and is actively pursuing a relationship with additional resellers and OEMs.

         GROSS PROFIT Gross profit in 1997 decreased to $1,933,340, or 24.4% of sales, from $2,692,447, or 43.0% in 1996. Gross profit is impacted by the mix of product sold within a period. In general, switches have higher margins than adapter cards, and different switch types have different margins. Although a higher mix of switches versus adapters was sold in 1997 than 1996, the higher gross margins on the switches were offset by provisions made for excess and obsolete inventory. Included in the cost of sales for 1997 is $1,000,000 provision for excess and obsolete inventory which had the effect of decreasing gross profit as a percentage of sales by 12.6%. The Company made this provision because changes in the Fibre Channel market have caused it to believe (i) its inventory of certain host bus adapter cards exceeds current and future market demands as customers transition to newer server and workstation platforms; and
(ii) its inventory of certain component parts used for earlier version switches is made obsolete by newer generation of switches. For these same excess and obsolescence reasons, when calculating the allowance for potential returns, the Company reduced the estimated value of the product to be returned.

Gross margin percentage was 43.0% in 1996 versus 45.8% in 1995. Fourth quarter 1996 inventory obsolescence, scrap and rework charges caused a decrease of 4.9% in gross profit as a percentage of sales which was offset by improved margins from the switch vs. adapter mix of product sold.

         OPERATING EXPENSES The Company's operating expenses for 1997 were $11,956,031 (150.9% of net sales), compared to $8,142,321 (130.1% of net sales)
in 1996. The Company believes that the level of expense incurred is appropriate to address the opportunities available to it in the networking and Original Equipment Manufacturer ("OEM") storage marketplaces. The increase in operating expense is due to an increase in the cost for personnel, increased marketing and sales expenses to prepare for the OEM storage market, and increased depreciation. The number of employees at December 31, 1997, was approximately 10% greater than at December 31, 1996, resulting in personnel and related expenses increasing approximately $2,017,000 as compared with 1996. Included in this increase is a third quarter 1997 charge of $250,000, recorded to reflect compensation owed to a former executive of the Company whose services were discontinued. The amount of the accrual was based on the compensation payable to such executive under the terms of the executive's employment contract. Additionally, the Company's ongoing aggressive commitment to front end spending for marketing and sales tactics resulted in advertising and marketing expense increasing approximately $946,000 over 1996. Further, primarily due to amortization of capitalized software development costs, depreciation and amortization expense increased approximately $460,000 as compared with 1996.

Operating expenses for 1996 were $8,142,321 (130.1% of net sales) in 1996 compared to, $5,327,043 (114.0% of net sales) in 1995. The increase in operating expenses in 1996 is attributable to an increase in the number of employees, increased promotion costs, increased selling expenses as sales volume increases, and increased development costs for the network products. Due to the addition of sales and management personnel resulting from the Company's increased focus on the marketing of its Fibre Channel products, in addition to $1.8 million of non-engineering salaries, the Company expended $368,000 in employee recruitment, and $755,000 on outfitting marketing demonstration facilities, development of advertising and promotion campaigns and costs to develop the worldwide Company channels of distribution. In

1995, such expenditures amounted to $1.3 million, $61,000 and $354,000 respectively. Development costs for the network products are primarily the employee related cost for design, prototype development and testing. Salaries and contracted labor incurred were approximately $2,492,000 in 1996 and $1,740,000 in 1995. Engineering expenditures increased in 1996, as the next generation of Fibre Channel switching products is being developed. The Company expects that spending for research and development will increase in absolute dollars but may continue to vary as a percentage of net sales.

         OTHER INCOME (EXPENSE) Interest expense decreased in 1997 to $18,717 from $63,896 in 1996 and $153,047 in 1995 as a result of the Company's repayment of a $1.5 million note payable in June 1996. Interest income of $218,408 and $224,086 in 1997 and 1996, respectively, was earned from the investment of the net proceeds of preferred stock offerings occurring in March of each year.

         NET LOSS The Company's net loss increased to approximately $9,823,000, or $0.93 per share in 1997, compared to $5,290,000, or $0.60 per share in 1996, and a net loss of $3,269,000, or $0.44 per share in 1995. In addition to the increased operating loss, the net losses of $0.93 and $0.60 per share for 1997 and 1996, respectively, include an adjustment of 3 cents loss per share in each year to give effect to the 8% accretion benefit earned by the Series A Preferred shareholders for both years, and 5% accretion benefit earned by the Series B Preferred shareholders for 1997, from the date of issue to the date of conversion or to the end of the reporting period, whichever is earlier. Such accretion amounted to $345,000 for 1997 and $331,000 for 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of liquidity at December 31, 1997 was cash, cash equivalents and short term investments of approximately $2,001,000. This compares to approximately $1,511,000 at year end 1996, and to approximately $1,552,000 at year end 1995. Net cash used in operating activities of approximately $6,057,000 in 1997 decreased from approximately $8,058,000 in 1996, but increased from approximately $3,804,000 in 1995. The decrease was due to collections of accounts receivable, offset by the operating loss, net payments to vendors and inventory purchases in anticipation of future sales. The increase in 1996 was due to the net loss, as well as increases in both accounts receivable and inventories, which, in turn, were the result of increased sales and increased stocking in anticipation of sales growth in 1997. The 120.5% increase in receivables in 1996 was primarily attributable to (i) a $1,485,000 sale to Hucom, Inc. in the last week of December 1996, and (ii) extended terms granted to customers as an inducement to utilize the Company's technology. Additionally, customers are also encouraged to install the Company's products through a free evaluation period lasting over a number of months. This equipment remains the property of the Company, thus increasing inventory, unless the evaluation is converted into a sale.

Cash flow used in investing activities totaled approximately $527,000 in 1997, as compared with approximately $2,536,000 in 1996 and approximately $601,000 in 1995. Capital expenditures in 1997 included upgrades to and additions of desktop systems, development of salable software, and continued internal construction of internally-built testing and tooling equipment. Major capital expenditures in 1996 included upgrades and additions to facilities, development of a new worldwide management information system, upgrades of desktop systems, development of salable software and internally-built testing and tooling equipment for the next generation of Fibre Channel switching products. Investments in 1995 included design and expansion of the Company's own Fibre Channel research network of engineering tools and software.

Since its inception, the Company has financed its operations and met its capital expenditure requirements from private and public sales of capital stock and from borrowing. In March 1997, the Company completed a private placement transaction by selling 855 shares of Series B Preferred Stock which provided net proceeds of approximately $7,948,000. Approximately 440 of these preferred shares remained unconverted as of December 31, 1997. In conjunction with the transaction, the placement agent was granted a five year warrant to purchase 105,556 shares of common stock at $4.86 per share. Approximately 90,000 of these warrants remain unexercised as of December 31, 1997. In addition, the investors have a right to receive warrants to purchase common stock equal to 20% of their original investment not converted to common stock as of March 24, 1998, divided by the conversion price then in effect, with an exercise price equal to 115% of the average closing bid price for five days ending on the one year anniversary date. In 1996, the Company completed an off-shore private placement of 1,030 shares of convertible preferred stock with a stated value of $10,000 per share, resulting in net proceeds to the Company of approximately $9,544,000 after deducting selling commissions and offering expenses. Additionally, during 1996, certain warrant holders elected to convert those warrants to 683,728 shares of common stock, resulting in net proceeds to the Company of approximately $2,518,000, after deducting expenses of issuance, including the cost of registering the shares pursuant to registration rights held by such warrant holders. The proceeds of these 1996 equity transactions were used to repay $1,500,000 of indebtedness to IBM due in June 1996, and were used to fund sales and marketing efforts to accelerate penetration of the Company's products into OEM, system integrator and reseller accounts, to fund research and development efforts needed to maintain technological leadership and broaden the Company's product line, and for working capital. In 1995, the Company completed two private placements resulting in net proceeds to the Company of approximately $4.7 million.

Management believes that the Company must obtain additional capital to fund the continued growth in net sales and to fund the Company's working capital requirements, operating activities, and future capital expenditures until profitability is achieved. On February 19, 1998, the Company completed a private placement of $11,000,000 (1100 shares) of Series C Preferred Stock which resulted in net proceeds of approximately $10,331,000. The Securities were privately sold to accredited investors by Dunwoody Brokerage Services, Inc. ("Dunwoody"). As consideration for its services, Dunwoody received a fee equal to 6% of the gross proceeds, plus a five-year warrant to purchase 90,644 shares of Common Stock at a price per share equal to $7.281. The securities were sold pursuant to Rule 506 under Regulation D.

The Series C Preferred Stock is convertible into Common Stock of the Company, subject to certain restrictions, at a variable conversion rate equal to the lower of (i) the Maximum Conversion Price (as defined below) or (ii) the average of the three lowest closing bid prices of the Common Stock during the applicable pricing Period (as defined below). The maximum

Conversion price is equal to the greater of (i) $9.00 per share and (ii) a price which is set at a defined premium over the average closing bid price of the Common Stock for the 30 trading days following February 19, 1998. The applicable Pricing Period is a number of consecutive trading days immediately preceding the date of conversion of the Series C Preferred Stock initially equal to twelve and increased by one additional consecutive trading day for each full calendar month which has elapsed since February 19, 1998.

The Company believes that the capital received from the private placement will provide adequate liquidity to fund growth, operations and capital expenditures for 1998.

         SHAREHOLDER LITIGATION. The Company, along with Stephen O'Hara, Lee B. Lewis and Dale Showers, has been named as a defendant in a securities action captioned Richard Radman and Sol Rosenthal v. Ancor Communications, Inc., et al. filed in the United States District Court for the District of Minnesota on July 24, 1997. The lawsuit alleges that the Company violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 when it allegedly made misleading public disclosures relating to the Company's contract with Sequent Computer Systems, Inc. and the Company's financial results, and seeks compensatory losses in an undetermined amount. The lawsuit is also seeking class-action status. The lawsuit was amended on December 1, 1997, by the plaintiffs after the Company moved to dismiss the initial complaint. The amended complaint alleges the same claims as the initial complaint. On March 16, 1998 the Company filed its motion to dismiss the amended complaint. This action is in its preliminary stages and discovery is currently stayed. The Company believes that the lawsuit is without merit and intends to defend it vigorously. However, there is no assurance that any judgment, order or decree against the Company arising out of this action will not have a material adverse effect on the Company or its business. The Company is unable to determine at this time if there will be a material adverse outcome. No provision has been made for any loss that may occur as a result of an adverse outcome of the suit. As of March 28, 1998, the Company had incurred approximately $67,000 in legal expenses related to the suit.

         YEAR 2000 ISSUE. Per SEC Staff Legal Bulletin No. 5 issued October 8, 1997, revised January 12, 1998, the Company has investigated the impact of the Year 2000 ("Y2K") issue on its information systems. During fiscal 1996 the Company purchased from a world-wide supplier and developer of information systems an enterprise-wide information system. The developer of this information system has provided its clients written assurance that the system will correctly function across the year 2000, as verified by previous system tests and year 2000 certification by the International Technology Association of America. Additionally, the Company's products, including software, are not date sensitive as to functionality. Therefore, Y2K is not expected to have a material effect on the Company's financial position, operations or cash flow.


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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included as a separate section following the signature page to this Form 10-K:

                          INDEX TO FINANCIAL STATEMENTS
                                                                       PAGE
                                                                       ----
Independent Auditor's Report for the years ended
     December 31, 1997, 1996,  and 1995...........................      F-1

Balance Sheets as of December 31, 1997 and 1996...................      F-2

Statements of Operation's for the years ended
     December 31, 1997, 1996 and 1995.............................      F-4

Statements of Shareholders' Equity/Deficit for the years ended
     December  31, 1997, 1996 and 1995............................      F-5

Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995.............................      F-7

Notes to Financial Statements.....................................  F-8 to F-17

Schedule II - Valuation and Qualifying Accounts...................     F-18


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information set forth under the heading "ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1998 (the "Proxy Statement") is hereby incorporated by reference.


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

                  None

     3.   Exhibits

     3.1(a) Second Amended and Restated Articles of Incorporation of the
            Company.

     3.2(a) Amended Bylaws of the Company.

     4.1(a) a Loan and Warrant Purchase Agreement, dated as of June 24, 1992, between Ancor Communications, Incorporated and International Business Machines Incorporated.

     4.2(a) a Agreement and Amendment to Loan and Warrant Purchase Agreement, dated March 10, 1994, by and among Ancor Communications, Incorporated, International Business Machines Corporation and IBM Credit Corporation.

     4.3(b) Second Amendment to Loan and Warrant Purchase Agreement dated April
            25, 1994, by and among Ancor Communications, Incorporated, International Business Machines Corporation and IBM Credit Corporation.

     4.4(a) a Shareholders Agreement, dated as of June 24, 1992, among Ancor
            Communications, Incorporated, International Business Machines Incorporated and the shareholders of the Company named on the signature page thereto.

     4.5(c) Representative's Warrant.

     4.6(a) Form of Warrant issued November 8, 1993.

     4.7(f) Form of Warrant issued April 28, 1995.

     4.8(g) Form of Warrant issued to Andcor Human Resources on August 28, 1995.

     4.9(g) Form of Warrant issued to John G. Kinnard & Company on October 23,
            1995.

     4.10(h) Certificate of Designation of Series A Preferred Stock.

     4.11(h) Form of Warrant issued to Swartz Investments, Inc. on March 7,
             1996.

     4.12(j) Form of Warrant issued to Dunwoody Brokerage Services, Inc. on
             March 24, 1997.

     4.13(j) Form of Warrant to be issued to Purchasers of the Company's Series B Preferred Stock.

     4.14(j)  Certificate of Designation of Series B Preferred Stock.

     4.15(l)  Certificate of Designation of Series C Preferred Stock.

     4.16(m) Form of Warrant issued to Dunwoody Brokerage Services, Inc. on February 19, 1998.

     10.(1)   [Reserved.]

     *10.2(a) Ancor Communications, Incorporated 1990 Stock Option Plan.

     *10.3(a) Ancor Communications, Incorporated 1994 Long-Term Incentive and
              Stock Option Plan.

     *10.4(a) Employment Agreement, dated January 1, 1994, between Ancor
              Communications, Incorporated and Dale C. Showers.

     *10.5(a) Employment Agreement, dated January 1, 1994, between Ancor
              Communications, Incorporated and Stephen C. O'Hara.

     10.6     [Reserved.]

     10.7     [Reserved.]

     10.8(a) Sublease, dated March 29, 1988, by and between Anderson Cornelius and Unisys Corporation, formerly known as Burroughs Corporation.

     10.9(a) Sublease, Amendment Agreement, dated March 8, 1989, by and between Anderson Cornelius and Unisys Corporation, formerly known as Burroughs Corporation.

     10.10(a) Sublease, Amendment Agreement, dated August 31, 1992, by and between the Company and Unisys Corporation, formerly known as Burroughs Corporation.

     10.11(a) Development and License Agreement between the Company and
              International Business Machines Corporation dated June 4, 1992, as amended on February 8, 1993, May 10, 1993 and October 5, 1993 (a
               request for confidentiality of certain portions of this agreement has been granted).

     10.12     [Reserved.]

    *10.13(d)  Amendment No. 1 to Employment Agreement dated November 4, 1994 between the Company and Dale C. Showers amending the Employment Agreement dated January 1, 1994 between the Company and Mr. Showers filed as exhibit No 10.4

     10.14     [Reserved.]

     10.15     [Reserved.]

     10.16     [Reserved.]

    *10.17(g)  Ancor Communications, Inc. 1995 Employee Stock Purchase Plan.

    *10.18(g)  Ancor Communications, Inc. Non-Employee Director Stock Option
               Plan.

     10.19(h) Form of Subscription Agreement between the Company and Purchasers of the Company's Series A Preferred Stock (March 1996).

     10.20(h) Registration Rights Agreement dated March 7, 1996 between the Company, Swartz Investments, Inc. and Purchasers of the Company's Series A Preferred Stock.

     10.21(h) Letter Agreement between the Company and Swartz Investments, Inc. dated February 1996.

    *10.22(i)  Separation and General Release Agreement between the Company and
               William F. Walker.

     10.23(j) Form of Subscription Agreement between the Company and Purchasers of the Company's Series B Preferred Stock (March 1997).

     10.24(j) Registration Rights Agreement dated March 24, 1997 between the Company, Swartz Investments, Inc. and Purchasers of the Company's Series B Preferred Stock.

     *10.25(k) Letter Employment Agreement with Kenneth E. Hendrickson dated
               July 25, 1997.

    *10.26(k) Letter Employment Agreement with Steven E. Snyder dated September
              23, 1997.

     10.27(l) Form of Subscription Agreement, dated as of February 19, 1998, between Ancor Communications, Incorporated and each purchaser of Series C Preferred Stock.

     10.28(l) Registration Rights Agreement, dated as of February 19, 1998, by and between Ancor Communications, Incorporated, the placement agent and each purchaser of Series C Preferred Stock.

    *10.29(m) Termination of Employment Agreement dated August 29, 1997, between the Company and Dale C. Showers.

     10.30(m) Sublease, Amendment Agreement, dated February 11, 1998, by and between the Company and Unisys Corporation, formerly known as Burroughs Corporation.

    *10.31(m) Separation and General Release Agreement between the Company and
              Lee B. Lewis.

    *10.32(m) Amendments to Ancor Communications, Inc. Non-Employee Director
              Stock Option Plan filed as exhibit 10.18.

     23.1(m)  Consent of McGladrey & Pullen, LLP.

     24.1(m)  Powers of Attorney (set forth on the Signature Page hereof).

     27.1(m)  Financial Data Schedule.

------------------------------

*    Indicates management contract or compensatory plan or agreement.

(a) Incorporated by reference to the Company's Registration Statement on form SB-2 filed March 11, 1994.

(b) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on form SB-2 Filed April 28, 1994.

(c) Incorporation by reference to the Company's Form 10-QSB filed for the quarterly period ended March 31, 1994.

(d) Incorporated by reference to the Company's Form 10-QSB filed for the quarterly period ended September 30, 1994.

(e) Incorporated by reference to the Company's Form 10-KSB filed for the fiscal year ended December 31, 1994.

(f) Incorporated by reference to the Company's form 10-QSB filed for the quarterly period ended March 31, 1995.

(g) Incorporated by reference to the Company's form 10-QSB filed for the quarterly period ended September 30, 1995.

(h) Incorporated by reference to the Company's Form 10-KSB filed for the fiscal year ended December 31, 1995.

(i) Incorporated by reference to the Company's form 10-QSB filed for the quarterly period ended March 31, 1996.

(j) Incorporated by reference to the Company's form 10-Q filed for the quarterly period ended March 31, 1997.

(k) Incorporated by reference to the Company's form 10-Q filed for the quarterly period ended September 30, 1997.

(l) Incorporated by reference to the Company's form 8-K filed February 19, 1998.

(m)  Included herewith.



(b.) Reports on Form 8-K
          None.

(c.) See subitem (a.) above.

(d.) See subitem (a.) above.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ANCOR COMMUNICATIONS, INCORPORATED

                                    By /S/ Kenneth E. Hendrickson
                                       ----------------------------------
                                       Kenneth E. Hendrickson
                                       Chairman of the Board & CEO

Dated:  March 31, 1998
        --------------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature to this report on Form 10-K appears below hereby constitutes and appoints Kenneth E. Hendrickson and Steven
E. Snyder, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity state below and to perform any acts necessary to be done in order to file all amendments to this report on Form 10-K, and any and all instruments or documents filed as part of or in connection with this report on Form10-K or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

           NAME                            TITLE                    DATE
           ----                            -----                    ----
/S/KENNETH E. HENDRICKSON      Chairman, Director and CEO      March 31, 1998
---------------------------    (principal executive officer)
Kenneth E. Hendrickson


/S/STEVEN E. SNYDER            Chief Financial Officer         March 31, 1998
---------------------------    (principal financial officer)
Steven E. Snyder

/S/AMYL AHOLA                  Director                        March 31, 1998
---------------------------
Amyl Ahola

/S/GERALD M. BESTLER           Director                        March 31, 1998
---------------------------
Gerald M. Bestler

/S/JOHN F. CARLSON             Director                        March 31, 1998
---------------------------
John F. Carlson

/S/THOMAS F. HUNT, JR.         Director                        March 31, 1998
---------------------------
Thomas F. Hunt, Jr.

/S/PAUL LIDSKY                 Director                        March 31, 1998
---------------------------
Paul Lidsky

                                    CONTENTS

-------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                       F-1
-------------------------------------------------------------------------------

FINANCIAL STATEMENTS

 Balance sheets                                              F-2 - F-3

 Statements of operations                                          F-4

 Statements of shareholders' equity                          F-5 - F-6

 Statements of cash flows                                          F-7

 Notes to financial statements                              F-8 - F-17

 Schedule II--Valuation and qualifying accounts                   F-18
-------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Ancor Communications, Incorporated
Minnetonka, Minnesota

We have audited the accompanying balance sheets of Ancor Communications, Incorporated as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ancor Communications, Incorporated as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audit of the financial statements of Ancor Communications, Incorporated included Schedule II, contained herein, for the year ended December 31, 1997. In our opinion, such schedule represents fairly the information required to be set forth therein, in conformity with generally accepted accounting principles.

                                            McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
February 19, 1998

ANCOR COMMUNICATIONS, INCORPORATED

BALANCE SHEETS

                                                                                  December 31
                                                                         ----------------------------
               ASSETS                                                        1997            1996
-----------------------------------------------------------------------------------------------------
 Current Assets
     Cash and cash equivalents                                            $ 2,001,404     $   507,041
     Short-term investments                                                         0       1,003,530
     Accounts receivable, less allowances of $804,000 and
        $214,000, respectively (Note 5)                                     1,499,634       4,019,000
     Inventories (Note 3)                                                   2,493,722       2,695,961
     Prepaid expenses and other current assets                                154,983         336,734
                                                                          -----------     -----------
                   Total current assets                                     6,149,743       8,562,266
                                                                          -----------     -----------


    Equipment, at cost (Note 4)                                             5,875,424       4,681,585
      Less accumulated depreciation                                         2,601,896       1,843,469
                                                                          -----------     -----------
                                                                            3,273,528       2,838,116
                                                                          -----------     -----------

Other Assets
     Patents, prepaid royalties, and other assets, net of accumulated
        amortization (Note 8)                                                 269,190         247,754
     Capitalized software development costs, less accumulated
        amortization of $342,900 in 1997 and $74,720 in 1996                  471,043         614,188
                                                                          -----------     -----------
                                                                              740,233         861,942
                                                                          -----------     -----------
                                                                          $10,163,504     $12,262,324
                                                                          ===========     ===========

 See Notes to Financial Statements.

                                                                                  December 31
                                                                       ------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                       1997              1996
-----------------------------------------------------------------------------------------------------
Current Liabilities
     Current maturities of long-term debt                              $     65,145      $     61,923
     Accounts payable                                                       963,321         1,752,258
     Accrued compensation and benefits                                      477,464           259,800
     Other accrued expenses                                                 211,526           104,264
                                                                       ------------      ------------
                   Total current liabilities                              1,717,456         2,178,245
                                                                       ------------      ------------
Long-Term Debt, less current maturities (Note 4)                            129,702           177,382
                                                                       ------------      ------------

Commitments and Contingencies (Notes 8 and 9)

Shareholders' Equity (Notes 2 and 7)
     Preferred stock, Series A, $0.01 par value, liquidation value
        of $481,000                                                               1                 2
     Preferred stock, Series B, $0.01 par value, liquidation value
        of $4,570,000                                                             4                 0
     Common stock, par value $0.01; authorized 20,000,000 shares            117,780           104,077
     Additional paid-in capital                                          35,290,763        27,071,820
     Accumulated deficit                                                (27,092,202)      (17,269,202)
                                                                       ------------      ------------
                                                                          8,316,346         9,906,697
                                                                       ------------      ------------
                                                                       $ 10,163,504      $ 12,262,324
                                                                       ============      ============

ANCOR COMMUNICATIONS, INCORPORATED

STATEMENTS OF OPERATIONS

                                                            Years Ended December 31
                                                ----------------------------------------------
                                                     1997             1996             1995
----------------------------------------------------------------------------------------------
Net sales (Notes 5 and 10)                      $  7,924,001      $ 6,257,840      $ 4,672,951
Cost of goods sold                                 5,990,661        3,565,393        2,532,622
                                                ------------      -----------      -----------
                   Gross profit                    1,933,340        2,692,447        2,140,329
                                                ------------      -----------      -----------

Operating expenses:
     Selling, general and administrative           7,684,638        4,944,166        2,784,636
     Research and development                      4,271,393        3,198,155        2,542,407
                                                ------------      -----------      -----------
                   Total operating expenses       11,956,031        8,142,321        5,327,043
                                                ------------      -----------      -----------

                   Operating loss                (10,022,691)      (5,449,874)      (3,186,714)

Nonoperating income (expense):
     Interest expense                                (18,717)         (63,896)        (153,047)
     Other, primarily interest income                218,408          224,086           70,846
                                                ------------      -----------      -----------
                   Net loss                     $ (9,823,000)     $(5,289,684)     $(3,268,915)
                                                ============      ===========      ===========

Basic and diluted net loss per share            $      (0.93)     $     (0.60)     $     (0.44)
Weighted-average common shares outstanding        10,963,416        9,351,060        7,449,182

See Notes to Financial Statements.

ANCOR COMMUNICATIONS, INCORPORATED

STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 1997, 1996, and 1995


                                                                               Preferred Stock
                                                          -----------------------------------------------------
                                                                   Series A                      Series B
                                                          -------------------------     -----------------------
                                                             Shares        Amount          Shares       Amount
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                                      0         $    0              0         $    0
     Exercise of stock options                                  0              0              0              0
     Employee stock purchases                                   0              0              0              0
     Sale of common stock through private placement
        (net of issuance costs of $203,247)                     0              0              0              0
     Sale of common stock through private placement
        (net of issuance costs of $194,669)                     0              0              0              0
     Net loss                                                   0              0              0              0
                                                          -----------------------------------------------------

Balance, December 31, 1995                                      0              0              0              0
     Sale of Series A Preferred Stock (net of
         issuance costs of $756,466)                        1,030             10              0              0
     Conversions of Series A Preferred Stock                 (856)            (8)             0              0
     Exercise of stock options and warrants (net of
        issuance costs of $33,915)                              0              0              0              0
     Employee stock purchases                                   0              0              0              0
     Net loss                                                   0              0              0              0
                                                          -----------------------------------------------------
Balance, December 31, 1996                                    174              2              0              0
     Sale of Series B Preferred Stock (net of
         issuance costs of $602,253)                            0              0            855              8
     Conversions of Series A Preferred Stock                 (132)            (1)             0              0
     Conversions of Series B Preferred Stock                    0              0           (415)            (4)
     Exercise of stock options and warrants                     0              0              0              0
     Employee stock purchases                                   0              0              0              0
     Net loss                                                   0              0              0              0
                                                          -----------------------------------------------------
Balance, December 31, 1997                                     42         $    1            440         $    4
                                                          =====================================================

See Notes to Financial Statements.


       Common Stock                           Additional
-------------------------      Paid-In       Accumulated
     Shares       Amount       Capital         Deficit         Total
------------------------------------------------------------------------
   6,743,499   $   67,435   $  9,942,037    $ (8,710,603)   $  1,298,869
      19,035          190         29,734               0          29,924
         892            9          8,073               0           8,082

     845,000        8,450      2,217,678               0       2,226,128

     665,000        6,650      2,458,681               0       2,465,331
           0            0              0      (3,268,915)     (3,268,915)
------------------------------------------------------------------------
   8,273,426       82,734     14,656,203     (11,979,518)      2,759,419

           0            0      9,543,524               0       9,543,534
   1,352,494       13,525        (13,517)              0               0

     773,519        7,735      2,832,061               0       2,839,796
       8,248           83         53,549               0          53,632
           0            0              0      (5,289,684)     (5,289,684)
------------------------------------------------------------------------
  10,407,687      104,077     27,071,820     (17,269,202)      9,906,697

           0            0      7,947,739               0       7,947,747
     407,444        4,074         (4,073)              0               0
     876,383        8,764         (8,760)              0               0
      74,775          748        222,925               0         223,673
      11,717          117         61,112               0          61,229
           0            0              0      (9,823,000)     (9,823,000)
------------------------------------------------------------------------
  11,778,006   $  117,780   $ 35,290,763    $(27,092,202)   $  8,316,346
========================================================================

ANCOR COMMUNICATIONS, INCORPORATED

STATEMENTS OF CASH FLOWS

                                                                        Years Ended December 31
                                                            ------------------------------------------------
                                                                1997              1996             1995
------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss                                                 $ (9,823,000)     $ (5,289,684)     $(3,268,915)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                            1,077,796           617,419          234,333
      Provision for receivables allowances                     1,028,000           164,000           50,000
      Provision for obsolete inventories                       1,045,000            50,000                0
      Write-down of equipment                                    248,953                 0                0
      Changes in assets and liabilities:
        Accounts receivable                                    1,491,366        (2,360,117)        (880,778)
        Inventories                                             (842,761)       (1,926,201)           9,709
        Prepaid expenses and other                               181,751          (155,886)         (73,519)
        Accounts payable and accrued expenses                   (464,011)          842,369          125,191
                                                            ------------------------------------------------
             Net cash used in operating activities            (6,056,906)       (8,058,100)      (3,803,979)
                                                            ------------------------------------------------

Cash Flows From Investing Activities
   Purchases of equipment                                     (1,334,183)       (2,202,259)        (403,324)
   Purchase of short-term investments                         (9,469,670)       (1,003,530)      (3,063,206)
   Sale of short-term investments                             10,473,200         1,300,178        2,998,301
   Capitalized software development costs                       (125,035)         (577,488)        (111,420)
   Other, net                                                    (70,934)          (52,569)         (21,028)
                                                            ------------------------------------------------
             Net cash used in investing activities              (526,622)       (2,535,668)        (600,677)
                                                            ------------------------------------------------

Cash Flows From Financing Activities
   Net proceeds from sales of common
     and preferred stock                                       8,008,976         9,597,166        4,699,541
   Proceeds from exercise of options and warrants                223,673         2,839,796           29,924
   Principal payments on long-term debt                         (154,758)       (1,587,628)        (356,482)
   Collection of notes receivable from the
     issuance of common stock                                          0                 0          240,000
   Payment of debt financing and deferred offering fees                0                 0          (50,000)
                                                            ------------------------------------------------
             Net cash provided by financing activities         8,077,891        10,849,334        4,562,983
                                                            ------------------------------------------------

             Increase in cash                                  1,494,363           255,566          158,327

Cash
   Beginning                                                     507,041           251,475           93,148
                                                            ------------------------------------------------
   Ending                                                   $  2,001,404      $    507,041      $   251,475
                                                            ================================================
Supplemental Cash Flow Disclosures
   Cash payments for interest                               $     18,717      $     63,896      $   119,755
                                                            ================================================
Supplemental Schedule of Noncash Investing
   and Financing Activities Equipment acquired
   under capital lease                                      $    110,300      $     87,280      $   100,235
                                                            ================================================

See Notes to Financial Statements.

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: Ancor Communications, Incorporated (the Company) operates in one business segment, the development and marketing of various products for the communications market. The Company's products are components in fiber-optic communications networks. The Company also previously designed, produced, and marketed system components used in United States military communications systems. Sales are made to customers throughout the United States, in Japan, and in certain other foreign countries. Credit, including foreign credit, is determined on an individual customer basis.

ACCOUNTING ESTIMATES: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See the accounting policies for revenue recognition and inventory, as well as
Note 10, for the estimation process relating to sales returns and allowances and inventory obsolescence. Also, see Note 9 for management's estimation process relating to a pending lawsuit.

REVENUE RECOGNITION: Revenue on firm customer orders is generally recognized at the time product is shipped or services are provided. Product shipped for customer evaluation is recorded as consigned inventory. In certain circumstances during 1996 and 1995, revenue was recognized upon completion of production under specific contractual arrangements for billing and delivery. The Company provides an allowance for product returns based on management's periodic assessment of the need for such an allowance.

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

SHORT-TERM INVESTMENTS: Short-term investments consisted primarily of investments in money market funds and in U.S. government obligations (primarily U.S. Treasury bills). Short-term investments are recorded at cost (which approximates market).

INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company has recorded a reserve for potential obsolete inventory based primarily on management's estimate of future sales levels of products and related components in inventory (see Note 10).

DEPRECIATION AND AMORTIZATION: Equipment purchases are stated at cost. Depreciation is computed by the straight-line method over estimated useful lives of five and seven years. Intangible assets consist principally of patents, prepaid royalties, and cost in excess of net assets acquired. Amortization is computed by the straight-line method over estimated useful lives ranging from 5 to 15 years.

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future net undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the long-lived assets. In connection with such a review, during 1997 management wrote down certain equipment resulting in a loss of approximately $249,000.

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS: The Company capitalizes software development costs incurred after the establishment of technological feasibility. These costs are amortized to cost of goods sold at the greater of (i) the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues, or (ii) the straight-line method over the remaining estimated economic life of the product. An original estimated economic life ranging from one to five years is assigned to capitalized software development costs. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both, could be reduced as a result of the rapid technological changes occurring in the markets in which the Company sells its products.

RESEARCH AND DEVELOPMENT: Research and development costs applicable to both present and future products are charged to operations as incurred.

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE: The FASB has issued Statement No. 128, Earnings Per Share, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. Basic per-share amounts are computed, generally, by dividing net income or loss, as adjusted for by the weighted-average number of common shares outstanding. All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per common share.

The Company initially applied Statement No. 128 for the year ended December 31, 1997, and, as required by the statement, has restated all per-share information for the prior years to conform to the statement. In calculating the basic loss per share, the premium earned by the preferred shareholders ($344,939 in 1997 and $331,334 in 1996) was added to the net loss in 1997 and 1996. As described in Note 7, at December 31, 1997 and 1996, the Company had options and warrants outstanding to purchase a total of 1,594,872 and 955,265 shares of common stock, respectively, at a weighted-average exercise price of approximately $7.15 and $7.31, respectively. However, because the Company has incurred a loss in all periods presented, the inclusion of those potential common shares in the calculation of diluted loss per share would have an anti-dilutive effect. Therefore, basic and diluted loss per-share amounts are the same in each period presented.

NOTE 2. SUBSEQUENT EVENT: ISSUANCE OF SERIES C CONVERTIBLE PREFERRED STOCK

On February 19, 1998, the Company completed a private placement transaction by selling 110 shares of Series C Preferred Stock, that accretes at the rate of 8 percent per year which provided net proceeds of approximately $10.3 million. In conjunction with this transaction, the placement agent was granted a five-year warrant to purchase 90,644 shares of common stock at $7.28 per share. The Series C Preferred Stock is convertible into Company common stock, subject to certain restrictions, at a variable conversion rate equal to the lower of the Maximum Conversion Price (generally $9.00 per share, subject to certain limitations) or the average of the three lowest closing bid prices of the common stock during an applicable pricing period. The Series C Preferred Stock is junior to the Series A and B Preferred Stock.

The Company believes that the capital received from the private placement will provide adequate liquidity to fund growth, operations, and capital expenditures for 1998.

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3. INVENTORIES

Inventories at December 31, 1997 and 1996, consisted of:

                                                         1997             1996
---------------------------------------------------------------------------------
Raw materials                                        $ 2,398,066      $   803,147
Work in process                                             --            437,023
Finished goods consigned to customers and others         527,078          625,222
Finished goods                                           663,500          880,569
Reserve for obsolescence                              (1,094,922)         (50,000)
                                                     ----------------------------
                                                     $ 2,493,722      $ 2,695,961
                                                     ============================

NOTE 4.  NOTES PAYABLE AND LONG-TERM DEBT
Long-term debt consists of the following at December  31, 1997 and 1996:

                                                          1997           1996
---------------------------------------------------------------------------------
Note payable to shareholder (1)                      $      85,642  $     143,752
Capital lease obligations (2)                              109,205         95,553
                                                     ----------------------------
                                                           194,847        239,305

Less current maturities                                     65,145         61,923
                                                     ----------------------------
                                                     $     129,702  $     177,382
                                                     ============================

(1) Payments are made to the note holder in an amount equal to 0.94 percent of Company sales in excess of $4,000,000 in any calendar year.

(2) The Company has capitalized certain equipment held under capital leases with a capitalized cost of $296,796 and $186,496 and accumulated depreciation of $99,745 and $45,902 at December 31, 1997 and 1996, respectively. The related obligations are recorded in the accompanying financial statements based on the present value of the future minimum lease payments based on an implicit interest rate of 13 percent.

Approximate aggregate annual maturities of long-term debt, including capital lease obligations, at December 31, 1997, are as follows:

Years ending December 31:
 1998                                                                  $  65,000
 1999                                                                     32,000
 2000                                                                     12,000
Note with no specified maturity                                           86,000
                                                                       ---------
                                                                       $ 195,000
                                                                       =========

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 5. MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

MAJOR CUSTOMERS: A summary of major customers follows:

                           1997                   1996                 1995
                    --------------------  --------------------  --------------------
                                 Percent              Percent               Percent
Customer             Sales      to Total    Sales     to Total    Sales     to Total
------------------------------------------------------------------------------------
Hucom, Inc.        $6,983,000     88     $2,585,000     41      $1,126,000      24
Falcon Systems           --       --        757,000     12         142,000       3

Accounts receivable from major customers totaled approximately $839,000 at December 31, 1997.

Export net sales totaled approximately $7,340,000, $3,277,000, and $1,300,000 in 1997, 1996, and 1995, respectively. Hucom, Inc. comprised 95, 79, and 87 percent of export net sales in 1997, 1996, and 1995, respectively.

A significant portion of Hucom's sales of Ancor's products in fiscal 1997 and 1996 have been to one end user. In future periods, Hucom's sales of Ancor's products to this end user are expected to be significantly less than in fiscal 1997.

NOTE 6. INCOME TAXES

Deferred tax assets consist of the following components as of December 31, 1997 and 1996:

                                                                 1997            1996
-----------------------------------------------------------------------------------------
Loss carryforwards                                          $  8,594,000      $ 7,269,000
Tax credit carryforwards                                         694,000          578,000
Accrued expenses                                                  51,000           27,000
Allowances for obsolete inventory, product returns, and
 doubtful
 accounts                                                        833,000           90,000
Other items                                                      157,000
                                                            ------------      -----------
                                                              10,329,000        7,964,000

Less valuation allowance                                     (10,329,000)      (7,964,000)
                                                            ------------      -----------
                                                            $         --      $        --
                                                            ============      ===========

The income tax benefit differed from the statutory federal rate as follows:

                                                                 December 31
                                               -----------------------------------------------
                                                    1997             1996             1995
----------------------------------------------------------------------------------------------
Statutory rate applied to loss before taxes     $(3,438,000)     $(1,851,000)     $(1,144,000)
Current period tax benefits not utilized          3,438,000        1,851,000        1,144,000
                                               -----------------------------------------------
                                                $        --      $        --      $        --
                                               ===============================================

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6.  INCOME TAXES (CONTINUED)

At December 31, 1997, the Company has net operating loss, research and development credit, and investment tax credit carryforwards (under existing tax laws) as follows:

                                                    Net
Carryforward                                     Operating         Tax
Expiration                                          Loss         Credits
------------------------------------------------------------------------
1998                                            $   400,000    $  22,000
1999                                                     --       15,000
2000                                                900,000         --
2006                                              1,100,000       82,000
2007                                              3,100,000      117,000
2008                                              2,100,000      126,000
2009                                              3,000,000      138,000
2010                                              3,500,000       82,000
2011                                              5,100,000      104,000
2012                                              7,900,000      100,000
                                                ------------------------
                                                $27,100,000    $ 786,000
                                                ========================

Because of the changes in ownership that have occurred in connection with the Company's initial public offering (IPO) in 1994, as well as the sales of securities that have occurred subsequent to the IPO, the Company's future use of its net operating loss and tax credit carryforwards are subject to certain annual limitations.

NOTE 7. SHAREHOLDERS' EQUITY

PREFERRED STOCK: The Company has authorized 5,000,000 shares of preferred stock at December 31, 1997. There are two series of preferred stock outstanding at December 31, 1997. See Note 2 for Series C Preferred Stock.

SERIES A: In 1996, the Board of Directors designated 1,100 shares of the authorized preferred stock as Series A Preferred Stock. In March 1996, the Company sold 1,030 shares of Series A Preferred Stock in a private placement transaction which provided proceeds of $9,543,534, net of issuance costs of $756,466. In addition, the placement agent was granted warrants to purchase 111,094 shares of common stock at $6.49 per share.

The Series A Preferred Stock has a stated value and liquidation preference of $10,000, plus an 8 percent per annum premium. The holders of the Series A Preferred Stock are not entitled to vote or to receive dividends. Each share of Series A Preferred Stock is convertible into common stock at the option of the holder based on its stated value at the conversion date divided by a conversion price. The conversion price is defined as the lesser of $6.49 per share or 85 percent of the average closing bid price of the Company's common stock for the five days preceding the conversion date. During 1997 and 1996, a total of 988 shares of Series A Preferred Stock were converted into 1,759,938 shares of common stock. In January 1998, the remaining shares of Series A Preferred Stock were converted into 134,268 shares of common stock.

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7. SHAREHOLDERS' EQUITY (CONTINUED)

SERIES B: In 1997, the Board of Directors designated 900 shares of the authorized preferred stock as Series B Preferred Stock. On March 24, 1997, the Company completed a private placement transaction by selling 855 shares of Series B Convertible Preferred Stock which provided proceeds of $8,550,000, less issuance costs of $602,253. In conjunction with the transaction, the placement agent was granted a five-year warrant to purchase 105,556 shares of common stock at $4.86 per share.

The Series B Preferred Stock has a stated value and liquidation preference of $10,000, plus a 5 percent per annum premium. The holders of the Series B Preferred Stock are not entitled to vote or to receive dividends. Each share of Series B Preferred Stock is convertible into common stock at the option of the holder based on its stated value at the conversion date divided by a conversion price. The conversion price is defined as the lesser of $4.86 per share or 85 percent of the average closing bid price of the Company's common stock for the five days preceding the conversion date. In addition, the investors have a right to receive warrants to purchase common stock equal to 20 percent of their original investment not converted to common stock as of March 24, 1998, divided by the conversion price then in effect, with an exercise price equal to 115 percent of the average closing bid price for five days ending on the one-year anniversary date. During 1997, a total of 415 shares of Series B Preferred Stock were converted into 876,383 shares of common stock.

The Series B Preferred Stock also includes provisions for (i) adjustment of the conversion rate and price in the event of stock splits, stock dividends, and mergers, (ii) restrictions on the Company's ability to issue capital stock with distribution or liquidation preferences senior to the Series B Preferred Stock,
(iii) registration rights, and (iv) redemption by the Company in certain circumstances.

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

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1997, 1996, and 1995 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                               Years Ended December 31
                                              -----------------------------------------------------
                                                   1997                 1996               1995
---------------------------------------------------------------------------------------------------
Net loss, as reported                         $   (9,823,000)     $  (5,289,684)     $  (3,268,915)
Net loss, pro forma                              (11,241,000)        (5,781,684)        (3,324,915)
Basic and diluted net loss per share, as
 reported                                              (0.93)             (0.60)             (0.44)
Basic and diluted net loss per share, pro              (1.06)             (0.65)             (0.45)
 forma

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7. SHAREHOLDERS' EQUITY (CONTINUED)

The above pro forma effects on net loss and net loss per share are not likely to be representative of the effects on reported net income (loss) for future years because options vest over several years and additional awards generally are made each year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996, and 1995:

                                                 Years Ended December 31
                                       -----------------------------------------
                                         1997           1996              1995
--------------------------------------------------------------------------------
Expected dividend yield                $    --         $   --           $   --
Expected stock price volatility            124%            82%              58%
Risk-free interest rate                   6.30%          6.05%            5.70%
Expected life of options (years)             3              2              2.5


The weighted-average fair value, as determined using the Black-Scholes option pricing model, of options and warrants granted during 1997, 1996, and 1995 was $4.53, $4.70, and $2.00, respectively.

Transactions involving stock options and warrants during the three years ended December 31, 1997, are summarized as follows:

                                                                              Weighted-
                                                                               Average
                                                                              Exercise
                                                            Stock               Price
                                       Warrants             Options           Per Share
---------------------------------------------------------------------------------------
Balance, December 31, 1994             600,000              325,267           $   3.35
 Granted                                85,500              201,500               5.08
 Exercised                                --                (19,035)              1.57
 Expired                                  --                (35,566)              3.49
                                      -------------------------------------------------
Balance, December 31, 1995             685,500              472,166               4.26
 Granted                               111,094              471,000               9.39
 Exercised                            (705,762)             (89,791)              3.72
 Expired                                  --                (12,942)              5.00
                                      -------------------------------------------------
Balance, December 31, 1996              90,832              840,433               7.31
 Granted                               105,556              746,500               6.77
 Exercised                             (25,182)             (60,808)              4.08
 Expired                                  --               (102,459)              8.71
                                      -------------------------------------------------
Balance, December 31, 1997             171,206            1,423,666           $   7.15
                                      =================================================
Currently exercisable                  171,206              392,949           $   5.79
Not currently exercisable                 --              1,030,717               7.89
                                      -------------------------------------------------
                                       171,206            1,423,666           $   7.15
                                      =================================================

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7. SHAREHOLDERS' EQUITY (CONTINUED)

The following tables summarize information about stock options and warrants outstanding as of December 31, 1997:

                        OPTIONS AND WARRANTS OUTSTANDING

                                               Weighted-
                                                Average
                                               Remaining      Weighted-
                                Number        Contractual      Average
                               of Units          Life         Exercise
Range of Exercise Price      Outstanding      (In Years)       Price
------------------------------------------------------------------------
$ 3.20 - 4.88                   328,959           2.7        $    4.00
$ 5.13 - 8.07                   746,413           5.5             5.71
$9.13 - 14.50                   519,500           6.2            11.11
                              ---------                      ---------
                              1,594,872                      $    7.15
                              =========                      =========

NOTE 8. COMMITMENTS

OPERATING LEASES: The Company leases its office facility and certain equipment under operating leases. The total minimum annual future rentals under these noncancelable operating leases are approximately $228,000 and $71,000 in 1998 and 1999, respectively. The office facility lease requires the Company to pay real estate taxes, insurance, and maintenance costs. Total rent expense under the operating lease arrangements for 1997, 1996, and 1995, was approximately $391,000, $439,000, and $312,000, respectively.

POTENTIAL CONTINGENT CONSIDERATION: In connection with its 1986 acquisition of Anderson Cornelius Company (subsequently merged into Ancor), the Company agreed to pay additional contingent consideration. This additional consideration (up to a remaining maximum of approximately $207,000) is payable annually at 4 percent of Company sales in excess of $4,000,000 in any calendar year and is recorded as cost in excess of assets acquired. Amounts payable under this arrangement were not material in any year presented.

PROFIT SHARING PLAN: The Company has a profit sharing/401(k) plan which provides that an annual contribution, up to the maximum amount allowed as a deduction by the Internal Revenue Code, may be contributed by the Company to the plan. Company contributions to the plan are discretionary as determined by the Board of Directors. No contributions were made by the Company during 1997, 1996, and 1995.

MAJOR SUPPLIER: The Company outsources the manufacturing of its products with a contract manufacturer. Purchases from this manufacturer were approximately $6,480,000, $5,086,000, and $870,000 in 1997, 1996, and 1995, respectively.
Management believes that alternative contract manufacturers are available.

NOTE 9. LAWSUITS

SECURITIES LAWSUIT: The Company, along with three former officers/directors, has been named as a defendant in a securities action filed in United States District Court for the District of Minnesota on July 24, 1997. The lawsuit alleges that the Company violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, when it allegedly made misleading public disclosures relating to the Company's contract with Sequent Computer Systems, Inc. and the Company's financial results, and seeks compensatory losses in an undetermined amount. The lawsuit is also seeking class-action status. The lawsuit was amended on December 1, 1997, by the plaintiffs in response to a motion by the Company to dismiss the initial complaint. The amended complaint alleges the same claims as the initial complaint. On March 16, 1998, the Company filed its motion to dismiss the amended complaint. This action is in its preliminary stages and discovery is currently stayed. The Company believes that the lawsuit is without merit and intends to defend it vigorously. The Company is unable to determine if there will be a material adverse outcome at this time. Accordingly, no accrual of any possible loss has been provided for in the accompanying financial statements. An unfavorable outcome of this case could have a material impact on the Company's financial position.

NOTE 10. FOURTH-QUARTER ADJUSTMENTS

1997 FOURTH-QUARTER ADJUSTMENTS: After experiencing further difficulties with the collections from certain of its customers, most notably the value added resellers, the Company increased its allowances for both future product returns and bad debts by a total of $543,000 during the quarter ended December 31, 1997. In addition, in connection with a revision to its business plan to not actively promote certain of its products which have been replaced by more technologically advanced versions, the Company increased its allowance for obsolescence by approximately $482,000. These adjustments had the effect of reducing fourth-quarter sales by approximately $530,000 and increasing the fourth-quarter net loss and net loss per common share by approximately $1,025,000 and $0.09 per share, respectively.

1996 FOURTH-QUARTER ADJUSTMENTS: In the fourth quarter of 1996, the Company made significant adjustments relating to customer cancellations of sales made in prior 1996 quarters, the recording of product returns reserve (discussed in the accounting policies relating to revenue recognition), inventory reserves and write-offs, and other asset write-offs. These adjustments had the effect of increasing the fourth-quarter net loss and net loss per common share by approximately $944,000 and $0.09 per share, respectively.

                                                                     SCHEDULE II
ANCOR COMMUNICATIONS, INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31, 1997

                                                           Charged to
                                                           Cost and
                                             Balance at    Expenses                      Balance
                                             Beginning     or Against                    at End
            Description                      of Period     Net Sales     Deductions     of Period
----------------------------------------------------------------------------------------------------
Deducted in the balance sheet from the
   assets to which it applies:
   Allowance for doubtful accounts:
      Year ended December 31, 1997           $ 64,000     $   45,000     $      0     $  109,000
   Allowance for future product returns:
      Year ended December 31, 1997            150,000(1)     983,000(2)   438,000(3)     695,000(1)
   Inventory valuation reserve:
      Year ended December 31, 1997             50,000      1,044,922            0      1,094,922

(1) The amounts at the beginning and end of the period are net of the estimated value of product returns of $150,000 and $355,000, respectively.

(2) The gross provision of $1,500,000 which was charged against net sales is offset by the estimated value of the related product returns of $517,000, resulting in a net provision of $983,000.

(3) The gross sales value of the actual products returned by customers of $750,000 is offset by the actual value of the related products which were returned of $312,000, resulting in a net deduction to the allowance of $438,000.

     The activity in the above accounts during 1996 and 1995 was not considered material.