Form 10-K405/A
period 1997-12-31
ANCOR COMMUNICATIONS INC /MN/
filed 1998-05-08
CIK 920636

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


================================================================================

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to no. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ANCOR COMMUNICATIONS, INCORPORATED

                                    By /S/ Kenneth E. Hendrickson
                                       ----------------------------------
                                       Kenneth E. Hendrickson
                                       Chairman of the Board & CEO


Dated:  May 5, 1998
        --------------------------------

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


           NAME                            TITLE                    DATE
           ----                            -----                    ----
/S/KENNETH E. HENDRICKSON      Chairman, Director and CEO        May 5, 1998
---------------------------    (principal executive officer)
Kenneth E. Hendrickson


/S/STEVEN E. SNYDER            Chief Financial Officer           May 5, 1998
---------------------------    (principal financial officer)
Steven E. Snyder

            *                  Director                          May 5, 1998
---------------------------
Amyl Ahola

            *                  Director                          May 5, 1998
---------------------------
Gerald M. Bestler

            *                  Director                          May 5, 1998
---------------------------
John F. Carlson

            *                  Director                          May 5, 1998
---------------------------
Thomas F. Hunt, Jr.

            *                  Director                          May 5, 1998
---------------------------
Paul Lidsky


* By /s/ Kenneth E. Hendrickson
     -----------------------------
     Kenneth E. Hendrickson