Form 10-Q
period 1998-03-31
ANCOR COMMUNICATIONS INC /MN/
filed 1998-05-14
CIK 920636

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

                   For Quarterly Period Ended March 31, 1998
                                              --------------

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

                                   11,928,426
                                   ----------
                    (Number of shares of common stock of the
                 registrant outstanding as of Apriil 23, 1998)

================================================================================

                       ANCOR COMMUNICATIONS, INCORPORATED

                                   FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 1998

                                                                           Page
                                                                           ----

PART I -  FINANCIAL INFORMATION
------    ---------------------

ITEM 1:   FINANCIAL STATEMENTS

               Balance Sheets as of March 31, 1998 (unaudited)
               and December 31, 1997                                         3

               Statements of Operations for the three
               month periods ended March 31, 1998
               and 1997 (unaudited)                                          4

               Statements of Cash Flows for the three
               month periods ended March 31, 1998
               and 1997 (unaudited)                                          5

               Notes to Financial Statements                                 6


     ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS                                                     8


PART II - OTHER INFORMATION                                                 12
-------   -----------------

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                       ANCOR COMMUNICATIONS, INCORPORATED
                                 BALANCE SHEETS


                                                                    March 31,     December 31,
                                                                      1998           1997
                                                                  ------------    ------------
         ASSETS                                                    (Unaudited)

Current Assets:
   Cash and cash equivalents                                      $  2,146,021    $  2,001,404
   Short-term investments                                            7,882,673               0
   Accounts receivable, less allowances of
     $563,000 and $804,000, respectively                             1,133,250       1,499,634
   Inventories (Note 2)                                              3,188,521       2,493,722
   Prepaid expenses and other current assets                           146,796         154,983
                                                                  ------------    ------------
               Total current assets                                 14,497,261       6,149,743

Equipment, net of accumulated depreciation                           3,355,855       3,273,528

Patents, prepaid royalties, and other assets,
       net of accumulated amortization                                 255,489         269,190
Capitalized software development costs
       net of accumulated amortization                                 395,722         471,043
                                                                  ------------    ------------
TOTAL ASSETS                                                      $ 18,504,327    $ 10,163,504
                                                                  ============    ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term debt                           $    143,071    $     65,145
   Accounts payable                                                  1,549,578         963,321
   Accrued liabilities                                                 781,077         688,990
                                                                  ------------    ------------
               Total current liabilities                             2,473,725       1,717,456

Long-term debt, less current maturities                                173,606         129,702

Shareholders' Equity  (Note 3)
   Preferred stock, par value $.01 per share,
        authorized 5,000,000 shares; issued and outstanding
        Series A, 0 shares in 1998 and 42 shares in 1997          $          0    $          1
        Series B, 440 shares in 1998 and 440 shares in 1997       $          4    $          4
        Series C, 1,100 shares in 1998 and none issued in 1997    $         11
   Common stock, par value $.01 per share,
        authorized 20,000,000 shares; issued and outstanding
        11,919,163 Shares in 1998 and 11,778,006 shares in 1997        119,192         117,780
   Additional paid-in capital                                       45,595,012      35,290,763
   Accumulated deficit                                             (29,857,223)    (27,092,202)
                                                                  ------------    ------------
               Total shareholders' equity                           15,856,995       8,316,346
                                                                  ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 18,504,327    $ 10,163,504
                                                                  ============    ============



                        See Notes to Financial Statements

                       ANCOR COMMUNICATIONS, INCORPORATED
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                   Three Months Ended
                                                        March 31,
                                              ----------------------------
                                                 1998            1997
                                              ------------    ------------


Net sales                                     $  1,042,227    $  1,802,778
Cost of goods sold                                 699,608       1,093,068
                                              ------------    ------------
   Gross profit                                    342,618         709,710

Operating expenses
   Selling, general and administrative           1,711,117       1,501,996
   Research and development                      1,449,206       1,023,373
                                              ------------    ------------
   Total operating expenses                      3,160,323       2,525,370
                                              ------------    ------------

   Operating loss                               (2,817,704)     (1,815,660)

Nonoperating income (expense)
   Interest expense                                (13,055)         (2,599)
   Other, primarily interest income                 65,739          21,025
                                              ------------    ------------
   Net loss                                   ($ 2,765,021)   ($ 1,797,234)
                                              ============    ============


Basic and diluted net loss per common share   ($      0.25)   ($      0.18)
                                              ============    ============

Weighted average common shares
outstanding                                     11,884,248      10,430,948
                                              ============    ============


                        See Notes to Financial Statements

                       ANCOR COMMUNICATIONS, INCORPORATED
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                    ----------------------------
                                                        1998           1997
                                                    -----------     ------------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                        ($ 2,765,021)   ($ 1,797,234)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
       Depreciation and amortization                    307,087         219,620
       Changes in current assets and liabilities:
               Accounts receivable                      366,385         779,107
               Inventories                             (694,799)         88,981
               Prepaid expenses and other                 8,186          86,216
               Accounts payable                         586,257        (134,656)
               Accrued liabilities                       92,087         (25,648)
                                                    -----------     ------------
   Net cash used in operating activities             (2,099,818)       (783,614)
                                                    -----------     ------------


CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of equipment                              (121,611)       (558,670)
   Purchase of short-term investments                (7,882,673)      1,003,530
   Decrease in other, net                                (4,936)         48,173
                                                    -----------     ------------
   Net cash provided by (used in)
     investing activities                            (8,009,220)        493,033
                                                    -----------     ------------


CASH FLOW FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                 (52,015)        (25,385)
   Net proceeds from sale of preferred stock         10,254,375       7,995,808
   Net proceeds from sale of common stock
       and exercise of options                           51,295         152,807
                                                    -----------     ------------

   Net cash provided by financing activities         10,253,655       8,123,230
                                                    -----------     ------------


Net increase (decrease) in cash                         144,617       7,832,649
Cash, at beginning of period                          2,001,404         507,041
                                                    -----------     ------------
Cash, at end of period                              $ 2,146,021     $ 8,339,690
                                                    ===========     ===========

Supplemental Schedule of Noncash Investing
  and Financing Activities:
   Equipment acquired under capital lease           $   173,845     $         0
                                                    ===========     ============

                        See Notes to Financial Statements

                       ANCOR COMMUNICATIONS, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1998.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted.

NOTE 2 - INVENTORIES

Inventories at March 31, 1998 and December 31, 1997 consisted of:

                                                       1998           1997
--------------------------------------------------------------------------------
Raw materials                                      $ 2,801,031    $ 2,398,066
Finished goods consigned to customers and others       797,204        527,078
Finished goods                                         715,208        663,500
Reserve for obsolescence                            (1,124,922)    (1,094,922)
                                                   -----------    -----------
                                                   $ 3,188,521    $ 2,493,722
                                                   ===========    ===========

NOTE 3 - EQUITY FINANCING

On February 19, 1998, the Company sold 1,100 shares of Series C Preferred Stock through a private placement at its stated value of $10,000 per share. Total net proceeds from this private placement were $10,254,375, after reduction for commissions and issuance costs of $745,625. In conjunction with the transaction, the placement agent was granted a five year warrant to purchase 90,644 shares of common stock at $7.281 per share.

The Series C Preferred Stock is convertible into Common Stock of the Company, subject to certain restrictions, at a variable conversion rate equal to the lower of (i) the Maximum Conversion Price (as defined below) or (ii) the average of the three lowest closing bid prices of the Common Stock during the applicable Pricing Period (as defined below). The Maximum Conversion Price for the first year is $11.00. After the first year, the conversion price is equal to the lesser of $11 and the average closing bid price of the five Wednesdays immediately preceding the first anniversary of the date the Series C Preferred Stock was issued. The applicable Pricing Period is a number of consecutive trading days immediately preceding the date of conversion of the Series C Preferred Stock initially equal to twelve and increased by one additional consecutive trading day for each full calendar month which has elapsed since February 19, 1998.

NOTE 4 - NET LOSS PER SHARE

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

The Company computed net loss per common share based upon the weighted average number of common shares outstanding during the year. Common equivalent shares, consisting of options, warrants and convertible perferred stock for all periods, were not included in the computation as their effect was antidilutive. However, the eight and five percent premium earned by the preferred shareholders was added to the net loss for computation purposes. Therefore, basic and diluted loss per-share amounts are the same in each period presented.

NOTE 5 - CONTINGENCY

The Company, along with Stephen O'Hara, Lee B. Lewis and Dale Showers, has been named as a defendant in a securities action captioned Richard Radman and Sol Rosenthal v. Ancor Communications, Inc., et al. filed in the United States District Court for the District of Minnesota on July 24, 1997. The lawsuit alleges that the Company violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 when it allegedly made misleading public disclosures relating to the Company's contract with Sequent Computer Systems, Inc. and the Company's financial results, and seeks compensatory losses in an undetermined amount. The lawsuit is also seeking class-action status. The lawsuit was amended on December 1, 1997, by the plaintiffs after the Company moved to dismiss the initial complaint. The amended complaint alleges the same claims as the initial complaint. On March 16, 1998 the Company filed its motion to dismiss the amended complaint, which was heard on April 24, 1998. This action is in its preliminary stages and discovery is currently stayed. The Company believes that the lawsuit is without merit and intends to defend it vigorously. However, there is no assurance that any judgment, order or decree against the Company arising out of this action will not have a material adverse effect on the Company or its business. The Company is unable to determine at this time if there will be a material adverse outcome. Accordingly no accrual for any possible loss has been provided in the accompanying financial statements.

                                     ITEM 2
                                     ------

          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

For the three months ended March 31, 1998 and 1997.

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of net sales.

                              For the Three Months
                                 Ended March 31
                              --------------------
                                 1998     1997
                                ------   ------
Net sales                        100.0%   100.0%
Cost of goods sold                67.1     60.6

Gross profit                      32.9     39.4

Operating expenses:
  Selling, general & admin.      164.2     83.3
  Research & development         139.0     56.8

Total operating expenses         303.2    140.1

Operating loss                  (270.3)  (100.7)

Other income (expense)
  Interest expense                (1.3)    (0.1)
  Other, net                       6.3      1.2
                               -------   ------
Net loss                       (265.3)%  (99.6)%
                               =======   ======


          Net Sales. Net sales for the first quarter 1998 decreased by approximately $761,000 (42%) from 1997 to $1,042,227. This decrease in net sales is due primarily to a significant decrease in net sales to the Company's Japanese distributor, Hucom, Inc., whose implementation of product was delayed. International net sales in the first quarter decreased from approximately $1,501,000 in 1997 to approximately $657,000 in 1998, representing 63% of net sales to all customers for the first quarter of 1998. Domestic sales volume in the three month period ending March 31, 1998, increased by 28% from the similar period in 1997, as the Company recorded a large sale in the domestic high-speed data backup market.

Net sales for the first quarter of 1997 include the effect of an allowance against sales of $368,000 for product returns and customer stock rotation. There was no allowance recorded in the first quarter of 1998. The Company does not generally provide customers with a right of return at the date of sale; however, in response to significant pressure from the marketplace, the Company has allowed product returns in the past from certain customers as a marketing concession to stimulate a positive impression of the Company and its products in the marketplace. In addition, resellers have incorrectly anticipated the configuration needed by end user equipment purchasers and have requested that purchased but unused product be exchanged for the product needed to meet the end user requirements. Further, certain end users have requested that they purchase their initial products from the Company, instead of the reseller, which resulted in credits issued to the resellers. Additionally, in the fourth quarter of 1997, the Company recorded additional reserves for sales returns and allowances which may occur as a result of the Company's shift in marketing focus to OEMs and resellers who are more experienced in and are focused on specific vertical markets that the Company believes are most appropriate for its products. As a result of all of these factors, the Company's net assets include a reserve to provide for potential future return of product sold in the current and previous periods. The reserve at March 31, 1998, was approximately $454,000 ($650,000 gross sales less the estimated value of product to be returned).

          Gross Profit. Gross profit in the first quarter of 1998 decreased to $342,618, or 32.9% of sales, from $709,710, or 39.4% of sales, in the first quarter of 1997. Gross profit dollars for the first quarter decreased from the prior period primarily due to the decreased sales volume. Gross profit percentage is impacted by the mix of product sold within a period. In general, adapter cards have lower margins than switches and different switch types have different margins. Gross profit percentage is also affected by indirect costs, such as normal scrap and overhead allocations, the impact of which is decreased as sales increase. Whereas the gross margin percentage for the first quarter of 1998 was positively impacted because the mix of product sold during this period carried greater margins than that sold in the comparable period in 1997, due to the significantly lower sales volume, the indirect costs brought the overall gross profit percentage down.

     Operating Expense. The Company's operating expenses for the first quarter of 1998 were $3,160,323, or 303.2% of net sales, compared to $2,525,370, or
140.1% of net sales, in the first quarter of 1997. The Company believes that the level of expense incurred is appropriate to address the opportunities available to it in the Original Equipment Manufacturer ("OEM") storage and high-performance networking marketplaces. The increase in operating expenses is primarily due to increases in the cost for personnel and product development expenses. Growth in personnel, particularly in sales and marketing senior management positions, resulted in personnel and related expenses increasing approximately $419,000 in the first quarter of 1998 as compared with the first quarter of 1997. Also included in this increase is a charge of approximately $100,000 to reflect compensation owed a former executive of the Company whose services are being discontinued. The amount of the charge was based on the compensation payable to such officer under the terms of the officer's employment contract. Additionally, the Company's ongoing commitment to product development and enhancements resulted in development expenses increasing $204,000 in the first quarter 1998 as compared with the first quarter 1997.

     Other Income (Expense) Interest expense increased to $13,055 in the first three months of 1998 from $2,599 in the first three months of 1997 as a result of the Company's payments on an increased level of capitalized lease obligations. Interest income of $65,739 and approximately $21,025 in the first quarters of 1998 and 1997, respectively, was earned from the investment of the net proceeds of preferred stock offerings occurring in February and March of each year, respectively.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's cash, cash equivalents and short-term investments were $10,028,694 as of March 31, 1998, compared to $2,001,404 as of December 31, 1997. Cash flows used in operating activities totaled $2,099,818, due to the operating loss and inventory purchases in anticipation of future sales, as offset by net collections of accounts receivable and increase in accounts payable. Cash flows used in investing activities totaled $8,009,220 primarily as a result of the purchase of short-term investments of the Company's private placement proceeds.

On February 19, 1998, the Company completed a private placement of $11,000,000 (1,100 shares) of Series C Preferred Stock which resulted in net proceeds of approximately $10,254,375. The Securities were privately sold to accredited investors by Dunwoody Brokerage Services, Inc. ("Dunwoody"). As consideration for its services, Dunwoody received a fee equal to 6% of the gross proceeds, plus a five-year warrant to purchase 90,644 shares of Common Stock at a price per share equal to $7.281. The securities were sold pursuant to Rule 506 under Regulation D.

The Series C Preferred Stock is convertible into Common Stock of the Company, subject to certain restrictions, at a variable conversion rate equal to the lower of (i) the Maximum Conversion Price (as defined below) or (ii) the average of the three lowest closing bid prices of the Common Stock during the applicable pricing Period (as defined below). The Maximum Conversion Price for the first year is $11.00. After the first year, the conversion price is equal to the lesser of $11 and the average closing bid price of the five Wednesdays immediately preceding the first anniversary of the date the Series C Preferred Stock was issued. The applicable Pricing Period is a number of consecutive trading days immediately preceding the date of conversion of the Series C Preferred Stock initially equal to twelve and increased by one additional consecutive trading day for each full calendar month which has elapsed since February 19, 1998.

The Company believes that the capital received from the private placement will provide adequate liquidity to fund growth, operations and capital expenditures for 1998.

     Shareholder Litigation. The Company, along with Stephen O'Hara, Lee B. Lewis and Dale Showers, has been named as a defendant in a securities action captioned Richard Radman and Sol Rosenthal v. Ancor Communications, Inc., et al. filed in the United States District Court for the District of Minnesota on July 24, 1997. The lawsuit alleges that the Company violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 when it allegedly made misleading public disclosures relating to the Company's contract with Sequent Computer

Systems, Inc. and the Company's financial results, and seeks compensatory losses in an undetermined amount. The lawsuit is also seeking class-action status. The lawsuit was amended on December 1, 1997, by the plaintiffs after the Company moved to dismiss the initial complaint. The amended complaint alleges the same claims as the initial complaint. On March 16, 1998 the Company filed its motion to dismiss the amended complaint, which was heard on April 24, 1998. This action is in its preliminary stages and discovery is currently stayed. The Company believes that the lawsuit is without merit and intends to defend it vigorously. However, there is no assurance that any judgment, order or decree against the Company arising out of this action will not have a material adverse effect on the Company or its business. The Company is unable to determine at this time if there will be a material adverse outcome. No provision has been made for any loss that may occur as a result of an adverse outcome of the suit.

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


                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

          The Company, along with Stephen O'Hara, Lee B. Lewis and Dale Showers, has been named as a defendant in a securities action captioned Richard Radman and Sol Rosenthal v. Ancor Communications, Inc., et al. filed in the United States District Court for the District of Minnesota on July 24, 1997. The lawsuit alleges that the Company violated sections 10(b) and

20(a) of the Securities Exchange Act of 1934 when it allegedly made misleading public disclosures relating to the Company's contract with Sequent Computer Systems, Inc. and the Company's financial results, and seeks compensatory losses in an undetermined amount. The lawsuit is also seeking class-action status. The lawsuit was amended on December 1, 1997, by the plaintiffs after the Company moved to dismiss the initial complaint. The amended complaint alleges the same claims as the initial complaint. On March 16, 1998 the Company filed its motion to dismiss the amended complaint, which was heard on April 24, 1998. This action is in its preliminary stages and discovery is currently stayed. The Company believes that the lawsuit is without merit and intends to defend it vigorously. However, there is no assurance that any judgment, order or decree against the Company arising out of this action will not have a material adverse effect on the Company or its business. The Company is unable to determine at this time if there will be a material adverse outcome. No provision has been made for any loss that may occur as a result of an adverse outcome of the suit.

Item 2.     Changes in Securities.

     (a.) None.
     (b.) None.
     (c.) On February 19, 1998, the Company completed a private placement of $11,000,000 (1,100 shares) of Series C Preferred Stock. The Securities were privately sold to accredited investors by Dunwoody Brokerage Services, Inc. ("Dunwoody"). As consideration for its services, Dunwoody received a fee equal to 6% of the gross proceeds, plus a five-year warrant to purchase 90,644 shares of Common Stock at a price per share equal to $7.281. The securities were sold pursuant to Rule 506 under Regulation D.

          The Series C Preferred Stock is convertible into Common Stock of the Company, subject to certain restrictions, at a variable conversion rate equal to the lower of (i) the Maximum Conversion Price (as defined below) or (ii) the average of the three lowest closing bid prices of the Common Stock during the applicable pricing Period (as defined below). The Maximum Conversion Price for the first year is $11.00. After the first year, the conversion price is equal to the lesser of $11 and the average closing bid price of the five Wednesdays immediately preceding the first anniversary of the date the Series C Preferred Stock was issued.

          The applicable Pricing Period is a number of consecutive trading days immediately preceding the date of conversion of the Series C Preferred Stock initially equal to twelve and increased by one additional consecutive trading day for each full calendar month which has elapsed since February 19, 1998.

     (d.) None.

Item 3  Defaults Upon Senior Securities.

          None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

          None.

Item 5.  Other Information.

          None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a.) Exhibits

          4.1(a) Loan and Warrant Purchase Agreement, dated as of June 24, 1992, between Ancor Communications, Incorporated and International Business Machines Incorporated.

          4.2(a) Agreement and Amendment to Loan and Warrant Purchase Agreement, dated March 10, 1994, by and among Ancor Communications, Incorporated, International Business Machines Corporation and IBM Credit Corporation.

          4.3(b) Second Amendment to Loan and Warrant Purchase Agreement dated April 25, 1994, by and among Ancor Communications, Incorporated, International Business Machines Corporation and IBM Credit Corporation.

          4.4(a) Shareholders Agreement, dated as of June 24, 1992, among Ancor Communications, Incorporated, International Business Machines Incorporated and the shareholders of the Company named on the signature page thereto.

          4.5(c)    Representative's Warrant.

          4.6(a)    Form of Warrant issued November 8, 1993.

          4.7(e)    Form of Warrant issued April 28, 1995.

          4.8(f) Form of Warrant issued to Andcor Human Resources on August 28, 1995.

          4.9(f) Form of Warrant issued to John G. Kinnard & Company on October 23, 1995.

          4.10(g)   Certificate of Designation of Series A Preferred Stock.

          4.11(g) Form of Warrant issued to Swartz Investments, Inc. on March 7, 1996.

          4.12(i) Form of Warrant issued to Dunwoody Brokerage Services, Inc. on March 24, 1997.

          4.13(i) Form of Warrant to be issued to Purchasers of the Company's Series B Preferred Stock.

          4.14(i)   Certificate of Designation of Series B Preferred Stock.

          4.15(k)   Certificate of Designation of Series C Preferred Stock.

          4.16(l) Form of Warrant issued to Dunwoody Brokerage Services, Inc. on February 19, 1998.

          10.1      [Reserved.]

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

          10.12     [Reserved.]


         *10.13(d)  Amendment No. 1 to Employment Agreement dated November 4,
                    1994 between the Company and Dale C. Showers amending the Employment Agreement dated January 1, 1994 between the Company and Mr. Showers filed as exhibit No 10.4

          10.14     [Reserved.]

          10.15     [Reserved.]

          10.16     [Reserved.]

         *10.17(f)  Ancor Communications, Inc. 1995 Employee Stock Purchase
                    Plan.

         *10.18(f)  Ancor Communications, Inc. Non-Employee Director Stock
                    Option Plan.

          10.19(g) Form of Subscription Agreement between the Company and Purchasers of the Company's Series A Preferred Stock (March
                    1996).

          10.20(g) Registration Rights Agreement dated March 7, 1996 between the Company, Swartz Investments, Inc. and Purchasers of the Company's Series A Preferred Stock.

          10.21(g) Letter Agreement between the Company and Swartz Investments, Inc. dated February 1996.

          *10.22(h) Separation and General Release Agreement between the Company and William F. Walker.

          10.23(i) Form of Subscription Agreement between the Company and Purchasers of the Company's Series B Preferred Stock (March
                    1997).

          10.24(i) Registration Rights Agreement dated March 24, 1997 between the Company, Swartz Investments, Inc. and Purchasers of the Company's Series B Preferred Stock.

         *10.25(j)  Letter Employment Agreement with Kenneth E. Hendrickson dated July 25, 1997.

         *10.26(j)  Letter Employment Agreement with Steven E. Snyder dated
                    September 23, 1997.

          10.27(k) Form of Subscription Agreement, dated as of February 19, 1998, between Ancor Communications, Incorporated and each purchaser of Series C Preferred Stock.

          10.28(k) Registration Rights Agreement, dated as of February 19, 1998, by and between Ancor Communications, Incorporated, the placement agent and each purchaser of Series C Preferred Stock.

         *10.29(l)  Termination of Employment Agreement dated August 29, 1997, between the Company and Dale C. Showers.

          10.30(l) Sublease, Amendment Agreement, dated February 11, 1998, by and between the Company and Unisys Corporation, formerly known as Burroughs Corporation.

         *10.31(l)  Separation and General Release Agreement between the Company and Lee B. Lewis.

         *10.32(l)  Amendments to Ancor Communications, Inc. Non-Employee
                    Director Stock Option Plan filed as exhibit 10.18.

          27.1(m)   Financial Data Schedule.


----------
*         Indicates management contract or compensatory plan or agreement.

a Incorporated by reference to the Company's Registration Statement on form SB- 2 filed March 11, 1994.

b Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on form SB-2 Filed April 28, 1994.

c Incorporation by reference to the Company's Form 10-QSB filed for the quarterly period ended March 31, 1994.

d Incorporated by reference to the Company's Form 10-QSB filed for the quarterly period ended September 30, 1994.

e Incorporated by reference to the Company's form 10-QSB filed for the quarterly period ended March 31, 1995.

f Incorporated by reference to the Company's form 10-QSB filed for the quarterly period ended September 30, 1995.

g Incorporated by reference to the Company's Form 10-KSB filed for the fiscal year ended December 31, 1995.

h Incorporated by reference to the Company's form 10-QSB filed for the quarterly period ended March 31, 1996.

i Incorporated by reference to the Company's form 10-Q filed for the quarterly period ended March 31, 1997.

j Incorporated by reference to the Company's form 10-Q filed for the quarterly period ended September 30, 1997.

k Incorporated by reference to the Company's form 8-K filed February 19, 1998.

l Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1997.

m         Included herewith.


          (b.) Reports on Form 8-K

          A Form 8-K dated February 19, 1998 was filed with respect to the completed sale in a private placement of $11,000,000 of Series C Convertible Preferred Stock. No financial statements were filed with the Form 8-K.

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



                                    ANCOR COMMUNICATIONS, INCORPORATED
                                    ----------------------------------



Dated:  May 14, 1998                By /S/ Kenneth E. Hendrickson
                                    ------------------------------
                                    Kenneth E. Hendrickson
                                    Chairman of the Board &
                                    Chief Executive Officer



Dated:  May 14, 1998                By /S/ Steven E. Snyder
                                    ------------------------------
                                    Steven E. Snyder
                                    Vice President,
                                    Chief Financial Officer & Secretary