Form 10-Q
period 1998-06-30
ANCOR COMMUNICATIONS INC /MN/
filed 1998-08-13
CIK 920636

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 1998

                          Commission File Number 1-2982

                       ANCOR COMMUNICATIONS, INCORPORATED
        (Exact name of small business issuer as specified in its charter)



          Minnesota                                           41-1569659
-------------------------------                           ------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)


               6130 Blue Circle Drive Minnetonka, Minnesota 55343
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)

        Registrant's Telephone number, including area code (612) 932-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                   12,148,086
                    ----------------------------------------
                    (Number of shares of common stock of the
                   registrant outstanding as of July 29, 1998)


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       ANCOR COMMUNICATIONS, INCORPORATED

                                    FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 1998

                                                                        Page
                                                                        ----
PART I -   FINANCIAL INFORMATION

     ITEM 1:  FINANCIAL STATEMENTS

              Balance Sheets as of June 30, 1998 (unaudited)
              and December 31, 1997                                       3

              Statements of Operations for the three and six
              month periods ended June 30, 1998
              and 1997 (unaudited)                                        4

              Statements of Cash Flows for the six
              month periods ended June 30, 1998
              and 1997 (unaudited)                                        5

              Notes to Financial Statements                               6


     ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS                                                  8


PART II -  OTHER INFORMATION                                             12

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                       ANCOR COMMUNICATIONS, INCORPORATED

                                   BALANCE SHEETS

                                                                     June 30,      December 31,
                                                                      1998            1997
                                                                  ------------    ------------
         ASSETS                                                   (Unaudited)
Current Assets:
   Cash and cash equivalents                                      $  1,524,887    $  2,001,404
   Short-term investments                                            3,963,336               0
   Accounts receivable, less allowances of $290,000 and
     $804,000, respectively                                            878,519       1,499,634
   Inventories (Note 2)                                              1,878,882       2,493,722
   Prepaid expenses and other current assets                           156,312         154,983
                                                                  ------------    ------------
        Total current assets                                         8,401,936       6,149,743

Equipment, net of accumulated depreciation                           3,219,877       3,273,528

Patents, prepaid royalties, and other assets,
  net of accumulated amortization                                      249,608         269,190

Capitalized software development costs
  net of accumulated amortization                                      316,259         471,043
                                                                  ------------    ------------
TOTAL ASSETS                                                      $ 12,187,680    $ 10,163,504
                                                                  ============    ============


         LIABILITIES AND SHAREHOLDERS' EQUITY



Current Liabilities:
   Current maturities of long-term debt                           $    151,115    $     65,145
   Accounts payable                                                  1,406,717         963,321
   Accrued liabilities                                               1,793,560         688,990
                                                                  ------------    ------------
        Total current liabilities                                    3,351,392       1,717,456

Long-term debt, less current maturities                                184,811         129,702

Shareholders' Equity  (Notes 3 and 6)
  Preferred stock, par value $.01 per share,
    authorized 5,000,000 shares; issued and outstanding
        Series A, 0 shares in 1998 and 42 shares in 1997                    $0              $1
        Series B, 415 shares in 1998 and 440 shares in 1997                 $4              $4
        Series C, 1,100 shares in 1998 and none issued in 1997             $11
   Common stock, par value $.01 per share,
        authorized 40,000,000 shares; issued and outstanding
        12,010,518 Shares in 1998 and 11,778,006 shares in 1997        120,105         117,780
   Additional paid-in capital                                       45,689,212      35,290,763
   Accumulated deficit                                             (37,157,855)    (27,092,202)
                                                                  ------------    ------------
        Total shareholders' equity                                   8,651,477       8,316,346
                                                                  ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 12,187,680    $ 10,163,504
                                                                  ============    ============


                        See Notes to Financial Statements

                       ANCOR COMMUNICATIONS, INCORPORATED
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                   Three Months Ended               Six Months Ended
                                                        June 30,                        June 30,
                                              ----------------------------    ----------------------------
                                                  1998            1997            1998            1997
                                              ------------    ------------    ------------    ------------
Net sales                                     $    137,036    $  2,101,799    $  1,179,263    $  3,904,577
Cost of goods sold (Note 2)                      4,506,911       1,243,190       5,206,519       2,336,258
                                              ------------    ------------    ------------    ------------
   Gross profit                                 (4,369,875)        858,609      (4,027,256)      1,568,319

Operating expenses
   Selling, general and administrative           1,802,684       1,784,800       3,513,801       3,286,797
   Research and development                      1,219,870       1,002,344       2,669,076       2,025,717
                                              ------------    ------------    ------------    ------------
   Total operating expenses                      3,022,554       2,787,144       6,182,876       5,312,514
                                              ------------    ------------    ------------    ------------
   Operating loss                               (7,392,428)     (1,928,534)    (10,210,133)     (3,744,194)

Nonoperating income (expense)
   Interest expense                                 (7,126)         (2,564)        (20,182)         (5,163)
   Other, primarily interest income                 98,923          96,186         164,662         117,211
                                              ------------    ------------    ------------    ------------
   Net loss                                   $ (7,300,632)   $ (1,834,913)   $(10,065,653)   $ (3,632,147)
                                              ============    ============    ============    ============

Basic and diluted net loss per common share   $      (0.63)   $      (0.18)   $      (0.88)   $      (0.36)
                                              ============    ============    ============    ============
Weighted average common shares
outstanding                                     11,949,093      10,741,733      11,916,736      10,587,199
                                              ============    ============    ============    ============


                        See Notes to Financial Statements

                       ANCOR COMMUNICATIONS, INCORPORATED
                             STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                               Six Months Ended
                                                                  June 30,
                                                        ----------------------------
                                                            1998            1997
                                                        ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                             $(10,065,653)   $ (3,632,147)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
       Provisions for receivables allowances                       0         334,783
       Writedown of inventory to net realizable value      4,262,587               0
       Depreciation and amortization                         629,611         473,746
       Changes in current assets and liabilities:
           Accounts receivable                               621,115         853,818
           Inventories                                    (2,643,510)       (536,932)
           Prepaid expenses and other                         (1,329)         42,328
           Accounts payable                                  443,395        (480,552)
           Accrued liabilities                               100,332        (155,361)
                                                        ------------    ------------

   Net cash used in operating activities                  (6,653,452)     (3,100,317)
                                                        ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of equipment                                   (167,850)     (1,000,423)
   Purchase of short-term investments                     (3,963,336)     (3,998,330)
   Decrease in other, net                                    (11,070)         64,980
                                                        ------------    ------------

   Net cash used in investing activities                  (4,142,256)     (4,933,773)
                                                        ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                      (81,593)        (55,275)
   Net proceeds from sale of preferred stock              10,254,747       7,951,558
   Net proceeds from sale of common stock
     and exercise of options                                 146,037         170,027
                                                        ------------    ------------

   Net cash provided by  financing activities             10,319,191       8,066,310
                                                        ------------    ------------

Net increase (decrease) in cash                             (476,517)         32,220
Cash, at beginning of period                               2,001,404         507,041
                                                        ------------    ------------
Cash, at end of period                                  $  1,524,887    $    539,261
                                                        ============    ============
Supplemental Schedule of Noncash Investing and
   Financing Activities:
   Equipment acquired under capital lease               $    222,673    $          0
                                                        ============    ============


                        See Notes to Financial Statements

                       ANCOR COMMUNICATIONS, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1998.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted.


NOTE 2 - INVENTORIES

Inventories at June 30, 1998 and December 31, 1997 consisted of:

                                                           1998                 1997
                                                        -----------         -----------
Raw materials                                           $ 3,539,173         $ 2,398,066
Finished goods consigned to customers and others            868,758             527,078
Finished goods                                            1,930,796             663,500
Reserve for obsolescence                                 (4,459,845)         (1,094,922)
                                                        -----------         -----------
                                                        $ 1,878,882         $ 2,493,722
                                                        ===========         ===========

During the second quarter ended June 30, 1998, the Company's Japanese distributor, Hucom, Inc. (a major customer in fiscal 1997 and the first quarter ended March 31, 1998 comprising 88 and 54 percent of net sales respectively), experienced financial difficulties which raises uncertainty regarding the prospects of future sales from this customer. Additionally, the Company's shift in focus from local area networks to storage area networks have caused management to believe its inventory of certain products and related components are in excess of anticipated market requirements. As a result, the Company increased the reserve for obsolescence and recorded a charge against cost of goods sold for approximately $4,432,000. See Management Discussion and Analysis in Item 2 for further details.


NOTE 3 - EQUITY FINANCING

On February 19, 1998, the Company sold 1,100 shares of $0.01 par value Series C Preferred Stock through a private placement at $10,000 per share. Total net proceeds from this private placement were $10,254,747, after reduction for commissions and issuance costs of $745,253. In conjunction with the transaction, the placement agent was granted a five year warrant to purchase 90,644 shares of common stock at $7.281 per share.

The Series C Preferred Stock is convertible into Common Stock of the Company, subject to certain restrictions, at a variable conversion rate equal to the lower of (i) the Maximum Conversion Price (as defined below) or (ii) the average of the three lowest closing bid prices of the Common Stock during the applicable Pricing Period (as defined below). The Maximum Conversion Price for the first year is $11.00. After the first year, the Maximum Conversion Price is equal to the lesser of $11 per share and the average closing bid price of the five Wednesdays immediately preceding the first anniversary of the date the Series C Preferred Stock was issued. The applicable Pricing Period is a number of consecutive trading days immediately preceding the date of conversion of the Series C Preferred Stock initially equal to twelve and increased by one additional consecutive trading day for each full calendar month which has elapsed since February 19, 1998.

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


NOTE 5 - CONTINGENCY

The Company, along with Stephen O'Hara, Lee B. Lewis and Dale Showers, has been named as a defendant in a securities action captioned Richard Radman and Sol Rosenthal v. Ancor Communications, Inc., et al. filed in the United States District Court for the District of Minnesota on July 24, 1997. The lawsuit alleges that the Company violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 when it allegedly made misleading public disclosures relating to the Company's contract with Sequent Computer Systems, Inc. and the Company's financial results, and seeks compensatory losses in an undetermined amount. The lawsuit is also seeking class-action status. The lawsuit was amended on December 1, 1997, by the plaintiffs after the Company moved to dismiss the initial complaint. The amended complaint alleges the same claims as the initial complaint. On March 16, 1998 the Company filed a motion to dismiss the amended complaint. The court denied the Company's motion and the lawsuit is ongoing. The Company believes that the lawsuit is without merit and intends to defend it vigorously. However, there is no assurance that any judgment, order or decree against the Company arising out of this action will not have a material adverse effect on the Company or its business. The Company is unable to determine at this time if there will be a material adverse outcome. Accordingly no accrual for any possible loss has been provided in the accompanying financial statements.


NOTE 6 - INCREASE IN AUTHORIZED NUMBER OF COMMON SHARES

At the Annual Meeting of Shareholders of Ancor Communications, Incorporated held on May 20, 1998, shareholders approved an amendment to the Company's Second Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock, par value $.01, from 20,000,000 to 40,000,000.

                                     ITEM 2

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997.

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of net sales.

                                      For the Three Months           For the Six Months
                                         Ended June 30                  Ended June 30
                                    -----------------------         ---------------------
                                      1998            1997           1998           1997
                                    --------         ------         ------         ------
Net Sales                              100.0%         100.0%         100.0%         100.0%
Cost of Goods Sold                   3,288.9           59.1          441.5           59.8

Gross Profit                        (3,188.9)          40.9         (341.5)          40.2

Operating Expenses:
  Selling, general & admin           1,315.5           84.9          298.0           84.2
  Research & development               890.1           47.8          226.3           51.9

Total operating expenses             2,205.6          132.7          524.3          136.1

Operating loss                      (5,394.5)         (91.8)        (865.8)         (95.9)

Other income (expense)
  Interest expense                      (5.2)          (0.1)          (1.8)          (0.1)
  Other, net                            72.2            4.6           14.0            3.0
                                    --------         ------         ------         ------
Net Loss                            (5,327.5)%        (87.3)%       (853.6)%        (93.0)%
                                    ========         ======         ======         ======

         Net Sales. Net sales for the second quarter 1998 decreased by approximately $1,965,000 (93%) from 1997 to $137,036. Net sales for the six months ended June 30, 1998, decreased by approximately $2,725,000 (70%) from the same period 1997 to $1,179,263. The decrease in net sales is attributable to three factors: (i) decreased sales to the Company's Japanese distributor, Hucom, Inc. ("Hucom"); (ii) the Company did not recognize revenue on approximately $1 million in shipments to Hucom, whose financial and business circumstances create uncertainty about the prospects for payment; and (iii) the Company's shift in emphasis to opportunities in the storage area networks market resulting in diminished sales to customers in the high-performance local area networking market. Net sales to Hucom decreased 100% from approximately $1,850,000 (88% of total sales) in the second quarter 1997 to zero in the same period 1998. Net sales to Hucom for the first six-months decreased 80% from approximately $3,195,000 (82% of total sales) in 1997 to approximately $641,000 (54% of total sales) in 1998. The Company is reevaluating its distribution plans in Japan in light of the general economic conditions in Japan and the financial condition of Hucom.

The Company's shift in marketing focus to opportunities in the storage area network market has resulted in diminished revenues from customers in the high-performance local area network market. Although the Company intends to continue to offer its Fibre Channel products to select customers in the high-performance network market, the Company plans to focus its resources on the storage area network market. The slower-than-anticipated market development in the storage area network market combined with the lack of orders from Hucom and diminished revenues from the local area network market, will likely result in weak second half revenues.

Net sales for the second quarter 1997 includes the effect of an allowance against sales of $332,000 for product returns and customer stock rotation. Net sales for the first six months 1997 includes the effect of an allowance against sales of $700,000 for product returns and customer stock rotation. There was no allowance recorded in the first six months of 1998. The Company does not generally provide customers with a right of return at the date of sale; however, in response to significant pressure from the marketplace, the Company has allowed product returns in the past from certain customers as a marketing concession to stimulate a positive impression of the Company and its products in the marketplace. In addition, resellers have incorrectly anticipated the configuration needed by end user equipment purchasers and have requested that purchased but unused product be exchanged for the product needed to meet the end user requirements. Further, certain end users have requested that they purchase their initial products from the Company, instead of the reseller, which resulted in credits issued to the resellers. Additionally, in the fourth quarter of 1997, the Company recorded additional reserves for sales returns and allowances which may occur as a result of the Company's shift in marketing focus to OEMs and resellers who are more experienced in and are focused on specific vertical markets that the Company believes are most appropriate for its products. As a result of all of these factors, the Company's net assets include a reserve to provide for potential future return of product sold in the current and previous periods. The reserve at June 30, 1998, was approximately $204,000 ($339,000 gross sales less the estimated value of product to be returned).

         Gross Profit. Gross profit in the second quarter of 1998 decreased to a loss of $4,369,875, or 3188.9% of sales, from a profit of $858,609, or 40.9% of sales, in the second quarter of 1997. Gross profit in the first six months of 1998 decreased to a loss of $4,027,256, or 341.5% of sales, from a profit of $1,568,319, or 40.2% of sales, for the same period of 1997. The decrease in gross profit for the 1998 reported periods from the prior year was due in part to the decreased sales volume. More significantly, however, are special charges of approximately $4,432,000 included in the cost of sales for the second quarter. These charges included: (i) $3,258,000 provision for excess or obsolete inventory, (ii) $1,004,000 provision for future commitments to purchase excess or obsolete inventory, and (iii) $170,000 fee for canceling an order for excess or obsolete inventory. The Company made these provisions because its shift in focus from local area networks to storage area networks and lack of demand in Japan have caused it to believe its inventory of certain product exceeds current and future market demands.

Gross profit excluding the effects of the special charges was $62,125 (45.3%) and $407,744 (34.6%) for the second quarter and first six months of 1998, respectively. Gross profit percentage is impacted by the mix of product sold within a period. In general, adapter cards have lower margins than switch and service revenue and different switch types have different margins. Gross profit percentage is also affected by indirect costs, such as normal scrap and overhead allocations, the impact of which is decreased as sales increase. Although the significantly decreased sales in the second quarter 1998 reflect the negative impact of indirect costs on a smaller volume of sales, the gross margin percentage for the second quarter of 1998, excluding the special charges, increased because the mix of product sold during this period carried significantly greater margins than that sold in the comparable period in 1997. For the first six months of 1998, the gross margin percentage was positively impacted because the mix of product sold during this period carried greater margins than that sold in the comparable period in 1997; however, due to the significantly lower sales volume, the indirect costs caused the overall gross profit percentage to decrease over the first six months of 1997.

         Operating Expense. The Company's operating expenses for the second quarter of 1998 were $3,022,554, or 2,205.6% of net sales, compared to $2,787,144, or 132.7% of net sales, in the second quarter of 1997. Operating expenses for the first six months of 1998 were $6,182,876, or 524.3% of net sales, compared to $5,312,514, or 136.1% of net sales, in the same period of 1998. The Company believes that the level of expense incurred is appropriate to address the opportunities available to it in the Original Equipment Manufacturer ("OEM") storage and high-performance networking marketplaces. The increase in operating expenses is primarily due to increases in the cost for personnel and product development expenses. Growth and reorganization in personnel, particularly in sales and marketing senior management positions, resulted in personnel and related expenses increasing approximately $596,000 in the first six months of 1998 as compared with the same period of 1997. This increase includes severance and recruiting expenses of approximately $260,000 over similar expenses in the corresponding period of the previous year. Additionally, the Company's ongoing commitment to product development and enhancements resulted in development expenses increasing $197,000 in the first six months of 1998 as compared with the same period 1997.

         Other Income (Expense) Interest expense increased to $7,126 in the second quarter of 1998 from $2,564 in the second quarter of 1997 as a result of the Company's payments on an increased level of capitalized lease obligations. Similarly, interest expense increased to $20,182 in the first six months of 1998 from $5,163 in the first six months of 1997. Interest income of approximately $99,000 and approximately $96,000 in the second quarters of 1998 and 1997, respectively, and approximately $165,000 and approximately $117,000 in the first six month periods of 1998 and 1997, respectively, was earned from the investment of the net proceeds of preferred stock offerings occurring in February and March of each year, respectively.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short-term investments were $5,488,223 as of June 30, 1998, compared to $2,001,404 as of December 31, 1997. For the six months ended June 30, 1998, cash flows used in operating activities totaled $6,653,451, due to the operating loss and inventory purchase commitments in anticipation of future sales. For the six months ended June 30, 1998, cash flows used in investing activities totaled $4,142,256 primarily as a result of the purchase of short-term investments using a portion of the Company's private placement proceeds.

The Company believes that the capital received from the private placement, together with interest earned thereon, and anticipated revenues from operations will provide adequate liquidity to fund growth, operations, and capital expenditures for 1998. However, the Company aniticipates the need to secure additional financing in order to fund operating and working capital requirements thereafter. There can be no assurance that additional financing can be obtained with terms acceptable to the Company. Any additional equity financings may be dilutive to existing shareholders, and any debt financing may contain restrictive covenants. The Company's inability to obtain additional financing if and when needed could adversely affect the Company and its operations.

On February 19, 1998, the Company completed a private placement of $11,000,000 (1,100 shares) of Series C Preferred Stock which resulted in net proceeds of approximately $10,254,747. The Securities were privately sold to accredited investors by Dunwoody Brokerage Services, Inc. ("Dunwoody"). As consideration for its services, Dunwoody received a fee equal to 6% of the gross proceeds, plus a five-year warrant to purchase 90,644 shares of Common Stock at a price per share equal to $7.281. The securities were sold pursuant to Rule 506 under Regulation D.

The Series C Preferred Stock is convertible into Common Stock of the Company, subject to certain restrictions, at a variable conversion rate equal to the lower of (i) the Maximum Conversion Price (as defined below) or (ii) the average of the three lowest closing bid prices of the Common Stock during the applicable pricing Period (as defined below). The Maximum Conversion Price for the first year is $11.00. After the first year, the Maximum Conversion Price is equal to the lesser of $11 and the average closing bid price of the five Wednesdays immediately preceding the first anniversary of the date the Series C Preferred Stock was issued. The applicable Pricing Period is a number of consecutive trading days immediately preceding the date of conversion of the Series C Preferred Stock initially equal to twelve and increased by one additional consecutive trading day for each full calendar month which has elapsed since February 19, 1998.

         Shareholder Litigation. The Company, along with Stephen O'Hara, Lee B. Lewis and Dale Showers, has been named as a defendant in a securities action captioned Richard Radman and Sol Rosenthal v. Ancor Communications, Inc., et al. filed in the United States District Court for the District of Minnesota on July 24, 1997. The lawsuit alleges that the Company violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 when it allegedly made misleading public disclosures relating to the Company's contract with Sequent Computer Systems, Inc. and the Company's financial results, and seeks compensatory losses in an undetermined amount. The lawsuit is also seeking class-action status. The lawsuit was amended on December 1, 1997, by the plaintiffs after the Company moved to dismiss the initial complaint. The amended complaint alleges the same claims as the initial complaint. On March 16, 1998 the Company filed its motion to dismiss the amended complaint. The court denied the Company's motion and the lawsuit is ongoing. The Company believes that the lawsuit is without merit and intends to defend it vigorously. However, there is no assurance that any judgment, order or decree against the Company arising out of this action will not have a material adverse effect on the Company or its business. The Company is unable to determine at this time if there will be a material adverse outcome. No provision has been made for any loss that may occur as a result of an adverse outcome of the suit.

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


SAFE HARBOR CAUTIONARY STATEMENT

Statements made in this Management's Discussion and Analysis that are not historical in nature, including statements regarding the level of future revenues and expenses, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 and are subject to risks and uncertainties. Factors that may affect the Company's future performance and results are set forth in the Company's filings with the Securities and Exchange Commission and include the level of market acceptance of Fibre Channel technology and the Company's products, the Company's ability to attract new customers and retain current customers, the Company's ability to compete with others providing Fibre Channel technology, competition from existing and new technologies, the Company's ability to manage growth, the Company's ability to attract and retain qualified personnel and the ability of the Company's products to interoperate with products manufactured by others.


                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

          The Company, along with Stephen O'Hara, Lee B. Lewis and Dale Showers, has been named as a defendant in a securities action captioned Richard Radman and Sol Rosenthal v. Ancor Communications, Inc., et al. filed in the United States District Court for the District of Minnesota on July 24, 1997. The lawsuit alleges that the Company violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 when it allegedly made misleading public disclosures relating to the Company's contract with Sequent Computer Systems, Inc. and the Company's financial results, and seeks compensatory losses in an undetermined amount. The lawsuit is also seeking class-action status. The lawsuit was amended on December 1, 1997, by the plaintiffs after the Company moved to dismiss the initial complaint. The amended complaint alleges the same claims as the initial complaint. On March 16, 1998 the Company filed its motion to dismiss the amended complaint. The court denied the Company's motion and the lawsuit is ongoing. The Company believes that the lawsuit is without merit and intends to defend it vigorously. However, there is no assurance that any judgment, order or decree against the Company arising out of this action will not have a material adverse effect on the Company or its business. The Company is unable to determine at this time if there will be a material adverse outcome. No provision has been made for any loss that may occur as a result of an adverse outcome of the suit.


Item 2.   Changes in Securities.

          (a.) None.

          (b.) None.

          (c.) None.

Item 3    Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Securities Holders.

          The Annual Meeting of Shareholders of Ancor Communications, Incorporated was held on May 20, 1998. Shareholders holding 11,121,725 shares, or approximately 93.3% of the outstanding shares, were represented at the Meeting in person or by proxy. Matters submitted at the meeting for vote by the shareholders were as follows:

          a.   Election of Directors.

               Gerald M. Bestler was elected to serve as a director of the Company for a term of three years by a vote of 10,931,268 shares for and 190,457 shares withholding. Paul F. Lidsky was elected to serve as a director of the Company for a term of three years by a vote of 10,936,223 shares for and 185,502 shares withholding. The terms of Amyl Ahola, John F. Carlson, Kenneth E. Hendrickson and Thomas Hunt continued following the meeting.

          b.   Amend the Company's 1994 Long-Term and Incentive Stock Option
               Plan.

               Shareholders approved an amendment to the Company's 1994 Long Term and Incentive Stock Option Plan

               * to increase the number of shares of Common Stock authorized to be available for issuance thereunder, from an overall limitation of 13.5% of the then outstanding shares of Common Stock of the Company, to an overall limitation equal to 18% of the then outstanding shares of Common Stock of the Company; and

               * to increase the number of shares for which incentive stock options may be granted over the life of the plan from 4,000,000 to 5,000,000 shares, with a vote of 5,209,730 shares for, 526,481 shares against, 116,723 shares abstaining and 5,268,791 shares representing broker non-votes.

          c. Amend the Company's Second Amended and Restated Articles of Incorporation

               Shareholders approved an amendment to the Company's Second Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock, par value $.01, from 20,000,000 to 40,000,000, with a vote of 9,797,857 shares for,
               475,380 shares against, 848,488 shares abstaining and no shares representing broker non-votes.

          d. Issue Common Stock of the Company upon conversion of the Company's Series C Convertible Preferred Stock.

               Shareholders approved the issuance of Common Stock of the Company upon conversion of the Company's Series C Convertible Preferred Stock, with a vote of 5,421,568 shares for, 360,768 shares against, 70,598 shares abstaining and 5,268,791 shares representing broker non-votes.


Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a.) Exhibits

               3.1a Second Amended and Restated Articles of Incorporation of the Company.

               3.2a  Amended Bylaws of the Company.

               3.3k Amendment to Second Amended and Restated Articles of Incorporation of the Company relating to an increase of the number of authorized shares.

               4.1a Loan and Warrant Purchase Agreement, dated as of June 24, 1992, between Ancor Communications, Incorporated and International Business Machines Incorporated.

               4.2a Agreement and Amendment to Loan and Warrant Purchase Agreement, dated March 10, 1994, by and among Ancor Communications, Incorporated, International Business Machines Corporation and IBM Credit Corporation.

          4.3b Second Amendment to Loan and Warrant Purchase Agreement dated April 25, 1994, by and among Ancor Communications, Incorporated, International Business Machines Corporation and IBM Credit Corporation.

          4.4a Shareholders Agreement, dated as of June 24, 1992, among Ancor Communications, Incorporated, International Business Machines Incorporated and the shareholders of the Company named on the signature page thereto.

          4.5c  Representative's Warrant.

          4.6   [Reserved.]

          4.7d  Form of Warrant issued April 28, 1995.

          4.8   [Reserved.]

          4.9e Form of Warrant issued to John G. Kinnard & Company on October 23, 1995.

          4.10f Certificate of Designation of Series A Preferred Stock.

          4.11f Form of Warrant issued to Swartz Investments, Inc. on March 7,
                1996.

          4.12g Form of Warrant issued to Dunwoody Brokerage Services, Inc. on
                March 24, 1997.

          4.13g Form of Warrant issued to Purchasers of the Company's Series B
                Preferred Stock.

          4.14g Certificate of Designation of Series B Preferred Stock.

          4.15i Certificate of Designation of Series C Preferred Stock.

          4.16j Form of Warrant issued to Dunwoody Brokerage Services, Inc. on
                February 19, 1998.

          10.1  [Reserved.]

         *10.2a Ancor Communications, Incorporated 1990 Stock Option Plan.

         *10.3a Ancor Communications, Incorporated 1994 Long-Term Incentive and
                Stock Option Plan.

          10.4  [Reserved.]

         *10.5a Employment Agreement, dated January 1, 1994, between Ancor
                Communications, Incorporated and Stephen C. O'Hara.

          10.6  [Reserved.]

          10.7  [Reserved.]

          10.8a Sublease, dated March 29, 1988, by and between Anderson
                Cornelius and Unisys Corporation, formerly known as Burroughs Corporation.

          10.9a Sublease, Amendment Agreement, dated March 8, 1989, by and between Anderson Cornelius and Unisys Corporation, formerly known as Burroughs Corporation.

         10.10a Sublease, Amendment Agreement, dated August 31, 1992, by and between the Company and Unisys Corporation, formerly known as Burroughs Corporation.

         10.11  [Reserved.]

         10.12  [Reserved.]

         10.13  [Reserved.]

         10.14  [Reserved.]

         10.15  [Reserved.]

         10.16  [Reserved.]

        *10.17e Ancor Communications, Inc. 1995 Employee Stock Purchase Plan.

        *10.18e Ancor Communications, Inc. Non-Employee Director Stock Option
                Plan.

         10.19  [Reserved.]

         10.20  [Reserved.]

         10.21  [Reserved.]

         10.22  [Reserved.]

         10.23g Form of Subscription Agreement between the Company and
                Purchasers of the Company's Series B Preferred Stock
                (March 1997).

         10.24g Registration Rights Agreement dated March 24, 1997 between the
                Company, Swartz Investments, Inc. and Purchasers of the Company's Series B Preferred Stock.

        *10.25h Letter Employment Agreement with Kenneth E. Hendrickson dated
                July 25, 1997.

        *10.26h Letter Employment Agreement with Steven E. Snyder dated
                September 23, 1997.

         10.27i Form of Subscription Agreement, dated as of February 19, 1998, between Ancor Communications, Incorporated and each purchaser of Series C Preferred Stock.

         10.28i Registration Rights Agreement, dated as of February 19, 1998, by and between Ancor Communications, Incorporated, the placement agent and each purchaser of Series C Preferred Stock.

        *10.29j Termination of Employment Agreement dated August 29, 1997, between the Company and Dale C. Showers.

         10.30j Sublease, Amendment Agreement, dated February 11, 1998, by and between the Company and Unisys Corporation, formerly known as Burroughs Corporation.

        *10.31j Separation and General Release Agreement between the Company and
                Lee B. Lewis.

        *10.32j Amendments to Ancor Communications, Inc. Non-Employee Director
                Stock Option Plan filed as exhibit 10.18.

         27.1k  Financial Data Schedule.

-----------------------
*    Indicates management contract or compensatory plan or agreement.

a Incorporated by reference to the Company's Registration Statement on form SB-2 filed March 11, 1994.

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

f Incorporated by reference to the Company's Form 10-KSB filed for the fiscal year ended December 31, 1995.

g Incorporated by reference to the Company's form 10-Q filed for the quarterly period ended March 31, 1997.

h Incorporated by reference to the Company's form 10-Q filed for the quarterly period ended September 30, 1997.

i Incorporated by reference to the Company's form 8-K filed February 19, 1998.

j Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1997.

k    Included herewith.


     (b.) Reports on Form 8-K

          None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       ANCOR COMMUNICATIONS, INCORPORATED



Dated: August 14, 1998                 By /S/ Kenneth E. Hendrickson
                                          --------------------------------
                                          Kenneth E. Hendrickson
                                          Chairman of the Board &
                                          Chief Executive Officer

Dated: August 14, 1998                 By /S/ Steven E. Snyder
                                          --------------------------------
                                          Steven E. Snyder
                                          Vice President,
                                          Chief Financial Officer &
                                          Secretary