Form 10-Q
period 1998-09-30
ANCOR COMMUNICATIONS INC /MN/
filed 1998-11-13
CIK 920636

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

                  For Quarterly Period Ended September 30, 1998

                          Commission File Number 1-2982

                       ANCOR COMMUNICATIONS, INCORPORATED
               --------------------------------------------------
               (Exact name of issuer as specified in its charter)



            Minnesota                                    41-1569659
            ---------                                    ----------
  (State or other jurisdiction of                      (IRS Employer
  incorporation or organization)                     Identification No.)


               6130 Blue Circle Drive Minnetonka, Minnesota 55343
               --------------------------------------------------
               (Address of principal executive offices) (Zip code)


        Registrant's Telephone number, including area code (612) 932-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                   19,700,604
                                   ----------
                    (Number of shares of common stock of the
                 registrant outstanding as of October 30, 1998)


================================================================================

                       ANCOR COMMUNICATIONS, INCORPORATED

                                    Form 10-Q
                         For the Quarterly Period Ended
                               September 30, 1998

                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION

         ITEM 1: FINANCIAL STATEMENTS

                 Balance Sheets as of September 30, 1998 (unaudited)
                 and December 31, 1997                                       3

                 Statements of Operations for the three and nine
                 month periods ended September 30, 1998
                 and 1997 (unaudited)                                        4

                 Statements of Cash Flows for the nine
                 month periods ended September 30, 1998
                 and 1997 (unaudited)                                        5

                 Notes to Financial Statements                               6


         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 8


PART II - OTHER INFORMATION 14

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                       ANCOR COMMUNICATIONS, INCORPORATED
                                 BALANCE SHEETS


                                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                                    1998             1997
                                                                                -------------   ------------
               ASSETS                                                            (UNAUDITED)
Current Assets:
   Cash and cash equivalents                                                    $  3,908,002    $  2,001,404
   Short-term investments                                                            997,282              --
   Accounts receivable, less allowances of $77,558 and $804,000, respectively        254,975       1,499,634
   Inventories (Note 2)                                                            2,267,647       2,493,722
   Prepaid expenses and other current assets                                         254,371         154,983
                                                                                 -----------    ------------
            Total current assets                                                   7,682,277       6,149,743

Equipment, net of accumulated depreciation                                         3,087,145       3,273,528

Patents, prepaid royalties, and other assets,
       net of accumulated amortization                                               211,824         269,190
Capitalized software development costs
       net of accumulated amortization                                               190,627         471,043
                                                                                 ===========    ============
TOTAL ASSETS                                                                    $ 11,171,873    $ 10,163,504
                                                                                 ===========    ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term debt                                         $    145,550    $     65,145
   Accounts payable                                                                  594,284         963,321
   Accrued liabilities                                                             1,590,698         687,990
   Unearned revenue, current                                                       1,316,467           1,000
                                                                                 -----------    ------------
            Total current liabilities                                              3,646,999       1,717,456

Long-term unearned revenue, less current                                           1,055,062              --
Long-term debt, less current maturities                                              142,268         129,702

Shareholders' Equity  (Notes 3 and 6)
   Preferred stock, par value $.01 per share,
        authorized 5,000,000 shares; issued and outstanding
        Series A, 0 shares in 1998 and 42 shares in 1997                                  --               1
        Series B, 70 shares in 1998 and 440 shares in 1997                                 1               4
        Series C, 680 shares in 1998 and none issued in 1997                               7
   Common stock, par value $.01 per share,
        authorized 40,000,000 shares; issued and outstanding
        19,194,374 Shares in 1998 and 11,778,006 shares in 1997                      191,943         117,780
   Additional paid-in capital                                                     46,409,052      35,290,763
   Accumulated deficit                                                           (40,273,459)    (27,092,202)
                                                                                 -----------    ------------
            Total shareholders' equity                                             6,327,544       8,316,346
                                                                                 -----------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 11,171,873    $ 10,163,504
                                                                                 ===========    ============


                       See notes to Financial Statements

                       ANCOR COMMUNICATIONS, INCORPORATED
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                       Three Months Ended            Nine Months Ended
                                                         September 30,                 September 30,
                                                  --------------------------    ---------------------------

                                                     1998           1997            1998            1997
                                                  -----------    -----------    ------------    -----------
Net sales                                         $   230,301    $ 3,423,837    $  1,409,563    $ 7,328,414
Cost of goods sold (Note 2)                           200,898      2,587,013       5,407,417      4,923,271
                                                  -----------    -----------    ------------    -----------

   Gross profit                                        29,403        836,824      (3,997,854)     2,405,143

Operating expenses
   Selling, general and administrative              1,813,094      1,968,412       5,326,894      4,992,851
   Research and development                         1,335,624      1,374,756       4,004,700      3,662,830
                                                  -----------    -----------    ------------    -----------

   Total operating expenses                         3,148,718      3,343,168       9,331,594      8,655,681
                                                  -----------    -----------    ------------    -----------

   Operating loss                                  (3,119,315)    (2,506,344)    (13,329,448)    (6,250,538)

Nonoperating income (expense)
   Interest expense                                    (7,838)        (5,363)        (28,020)       (10,526)
   Other, primarily interest income                    11,549         59,070         176,211        176,281
                                                  -----------    -----------    ------------    -----------

   Net loss                                        (3,115,604)    (2,452,636)    (13,181,257)    (6,084,783)

   Accretion on convertible preferred stock          (239,908)      (111,604)       (664,621)      (275,192)
                                                  -----------    -----------    ------------    -----------

   Net loss attributable to common shareholders   $(3,355,512)   $(2,564,240)   $(13,845,878)   $(6,359,975)
                                                  ===========    ===========    ============    ===========

Basic and diluted net loss per common share       $     (0.24)   $     (0.23)   $      (1.11)   $     (0.59)
                                                  ===========    ===========    ============    ===========

Weighted average common shares
outstanding                                        13,731,135     10,984,569      12,528,182     10,721,111
                                                  ===========    ===========    ============    ===========


                       See notes to Financial Statements

                       ANCOR COMMUNICATIONS, INCORPORATED
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                              Nine Months Ended
                                                                September 30,
                                                        ----------------------------
                                                            1998            1997
                                                        ------------    ------------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                             $(13,181,257)   $ (6,084,783)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
       Provisions for receivables allowances                      --         248,953
       Writedown of inventory to net realizable value      4,257,657         500,000
       Depreciation and amortization                       1,024,695         767,979
       Changes in current assets and liabilities:
           Accounts receivable                             1,244,659         409,479
           Inventories                                    (3,788,582)       (202,026)
           Prepaid expenses and other                        (99,388)         82,557
           Accounts payable                                 (369,037)       (442,679)
           Accrued liabilities                               659,708         295,550
           Unearned revenue                                3,138,593           1,000
                                                        ------------    ------------

   Net cash used in operating activities                  (7,112,952)     (4,423,970)
                                                        ------------    ------------


CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of equipment                                   (244,450)       (999,981)
   Purchase of short-term investments                       (997,282)     (1,996,470)
   Decrease in other, net                                    (33,407)       (115,306)
                                                        ------------    ------------

   Net cash used in investing activities                  (1,275,139)     (3,111,757)
                                                        ------------    ------------


CASH FLOW FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                     (129,702)        (69,856)
   Net proceeds from sale of preferred stock              10,239,724       7,948,001
   Net proceeds from sale of common stock
    and exercise of options                                  184,667         259,568
                                                        ------------    ------------

   Net cash provided by financing activities              10,294,689       8,137,713
                                                        ------------    ------------


Net increase in cash                                       1,906,598         601,986
Cash, beginning of period                                  2,001,404         507,041
                                                        ============    ============
Cash, end of period                                     $  3,908,002    $  1,109,027
                                                        ============    ============

Supplemental Schedule of Noncash Investing
 and Financing Activities:
   Equipment acquired under capital lease               $    222,673    $     78,623
                                                        ============    ============
   Warrants issued under license agreement              $    768,064    $         --
                                                        ============    ============

                       See notes to Financial Statements

                       ANCOR COMMUNICATIONS, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1998.

During 1998, the Company changed the internal allocation of reporting depreciation. This new method of allocation resulted in reclassifying depreciation expense from selling, general and administrative to research and development in the amounts of $165,259 and $427,617 for the three and nine months ended September 30, 1997, respectively.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted.

NOTE 2 - INVENTORIES

INVENTORIES AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997 CONSISTED OF:

                                                       1998           1997
-----------------------------------------------------------------------------
Raw materials                                      $ 3,949,192    $ 2,398,066
Finished goods consigned to customers and others     1,062,084        527,078
Finished goods                                       2,385,782        663,500
Reserve for obsolescence                            (5,129,411)    (1,094,922)
                                                   -----------    -----------
                                                   $ 2,267,647    $ 2,493,722
                                                   ===========    ===========
NOTE 3 - EQUITY FINANCING

On February 19, 1998, the Company sold 1,100 shares of $0.01 par value Series C Preferred Stock through a private placement at $10,000 per share. Total net proceeds from this private placement were $10,239,724, after reduction for commissions and issuance costs of $760,276. In conjunction with the transaction, the placement agent was granted a five year warrant to purchase 90,644 shares of common stock at $7.281 per share.

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

                       See notes to Financial Statements

NOTE 4 - NET LOSS PER SHARE

The Company computes net loss per common share based upon the weighted average number of common shares outstanding during the year. Potential common shares, consisting of options, warrants and convertible preferred stock for all periods, were not included in the computation as their effect was antidilutive. Premiums earned by preferred shareholders are included in the net loss attributable to common shareholders computation. Basic and diluted loss per-share amounts are the same in each period presented.

NOTE 5 - CONTINGENCY

In July 1997, the Company, along with Stephen O'Hara, Lee B. Lewis and Dale Showers, was named as a defendant in a securities action captioned Richard Radman and Sol Rosenthal v. Ancor Communications, Inc., et. al filed in the United States District Court for the District of Minnesota. The lawsuit alleges that the Company violated sections 10(b) of the Securities Exchange Act of 1934 when it allegedly made misleading public disclosures relating to the Company's contract with Sequent Computer Systems, Inc. and the Company's financial results. The Company and each of the other defendants have entered into a settlement agreement with the plaintiffs in the action that was preliminarily approved by the District Court on November 6, 1998. Under the terms of the settlement, a fund will be created in the amount of $1,650,000. The Company will pay $250,000 of the total settlement and the remaining $1,400,000 will be paid by the Company's insurer. As such, $250,000 has been recorded as an expense in the third quarter ended September 30, 1998. Notice of the class action settlement will be sent to the members of the class, who will be given an opportunity to object to the settlement, and the settlement is subject to final approval by the court. Although the settlement agreement has received preliminary approval by the court, there can be no assurance that the court will ultimately approve the final settlement, or that members of the plaintiff class will not opt out of the settlement and seek an individual action against the Company. Therefore, there is no assurance that any future events relating to this action will not have a material adverse effect on the Company or its business.

NOTE 6 - INCREASE IN AUTHORIZED NUMBER OF COMMON SHARES

At the Annual Meeting of Shareholders of Ancor Communications, Incorporated held on May 20, 1998, shareholders approved an amendment to the Company's Second Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock, par value $.01, from 20,000,000 to 40,000,000.

NOTE 7 - OPTION REPRICING

In order to retain its employees in a competitive employment market, and given the current price of the Company's common stock, the Company's Board of Directors voted and approved to reprice outstanding options to purchase 1,091,333 shares of common stock held by active employees to an exercise price of $1.78, the closing price of the Company's common stock on October 21, 1998. These options were originally issued before May 1, 1998 to employees at a weighted average exercise price of $7.16. The repriced options may not be exercised until October 21, 1999, at which point the options are exercisable subject to the vesting schedule of the original option agreements.

NOTE 8 - UNEARNED REVENUE

On September 24, 1998 the Company entered into a technology licensing agreement with Inrange Technologies Corporation ("Inrange"), a unit of General Signal Corporation. Under the agreement, Inrange is to pay the Company $9,000,000 in three equal installments: on September 25, 1998, December 15, 1998, and March 31,

                       See notes to Financial Statements

1999. The $9,000,000 is comprised of (i) approximately $6,200,000 for licensing fees; (ii) approximately $800,000 in warrants to purchase 750,000 shares of the Company's common stock at prices prices ranging from $2.50 to $10.00; and (iii) $2,000,000 of prepaid royalties. The $6,200,000 will be recognized as revenue evenly over the term of the agreement which is 60 months and the $2,000,000 royalty will be recorded as revenue as Inrange products ship and royalties are earned. As of September 30, 1998, the Company has received the first $3,000,000 payment. This amount, reduced by the value of the warrants granted, has been recorded as unearned revenue in the third quarter financial statements.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for derivative instruments and hedging activities. The Company is required to adopt SFAS 133 in the first quarter of fiscal year 2000. The Company does not anticipate that SFAS 133 will have a material impact on its financial statements.



                       See notes to Financial Statements

                                     ITEM 2

          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of net sales.


                                 For the Three Months      For the Nine Months
                                  Ended September 30       Ended September 30
                                 ---------------------     -------------------
                                   1998         1997        1998      1997
                                  -------      -----        ----      ----

Net Sales                           100.0%     100.0%       100.0%   100.0%
Cost of Goods Sold                   87.2       75.6        383.6     67.2

Gross Profit                         12.8       24.4       (283.6)    32.8

Operating Expenses:
  Selling, general & admin.         787.3       57.5        377.9     68.1
  Research & development            579.9       40.2        284.1     50.0

Total operating expenses          1,367.2       97.6        662.0    118.1

Operating loss                   (1,354.5)     (73.2)      (945.6)   (85.3)

Other income (expense)
  Interest expense                   (3.4)      (0.2)        (2.0)    (0.1)
  Other, net                          5.0        1.7         12.5      2.4
                                  -------      -----       ------    -----

Net Loss                         (1,352.8)%    (71.6)%     (935.1)%  (83.0)%
                                  =======      =====       ======    =====

         Net Sales. Net sales for the third quarter 1998 decreased by approximately $3,194,000 (93%) from 1997 to $230,301. Net sales for the nine months ended September 30, 1998, decreased by approximately $5,919,000 (81%) from the same period in 1997 to $1,409,563. The decrease in net sales is attributable to: (i) decreased sales to the Company's Japanese distributor, Hucom, Inc. ("Hucom"); and (ii) the Company's shift in emphasis to opportunities in the storage area networks market resulting in diminished sales to customers in the high-performance local area networking market. Net sales to Hucom decreased 99.7% from approximately $2,854,000 (83% of total sales) in the third quarter 1997 to $8,350 (4% of total sales) in the same period in 1998. Net sales to Hucom for the first nine-months decreased 89% from approximately $6,048,000 (83% of total sales) in 1997 to approximately $650,000 (46% of total sales) in 1998. In light of the financial condition of Hucom, the Company reevaluated its distribution plans in

Japan and entered into a distribution agreement dated August 31, 1998 with Netmarks, Inc. to represent the Company in the Japanese marketplace.

The Company's shift in marketing focus to opportunities in the storage area network market has resulted in diminished revenues from customers in the high-performance local area network market. Although the Company intends to continue to offer its Fibre Channel products to select customers in the high-performance network market, the Company plans to focus its resources on the storage area network market. The slower-than-anticipated market development in the storage area network market combined with the lack of orders from Hucom and diminished revenues from the local area network market, will likely result in continued weak revenues until the storage area network market develops.

Net sales for the third quarter of 1997 include the effect of an allowance against sales of $300,000 for product returns and customer stock rotation. Net sales for the first nine months 1997 include the effect of an allowance against sales of $1,000,000 for product returns and customer stock rotation. There was no addition to the allowance recorded in the first nine months of 1998. The Company does not generally provide customers with a right of return at the date of sale; however, in response to significant pressure from the marketplace, the Company has allowed product returns in the past from certain customers as a marketing concession to stimulate a positive impression of the Company and its products in the marketplace. In addition, resellers have incorrectly anticipated the configuration needed by end user equipment purchasers and have requested that purchased but unused product be exchanged for the product needed to meet the end user requirements. Further, certain end users have requested that they purchase their initial products from the Company, instead of the reseller, which resulted in credits issued to the resellers. Additionally, in the fourth quarter of 1997, the Company recorded additional reserves for sales returns and allowances which may occur as a result of the Company's shift in marketing focus to OEMs and resellers who are more experienced in and are focused on specific vertical markets that the Company believes are most appropriate for its products. During 1998, the expected returns were realized, thereby reducing the reserve included in the Company's net assets to its current balance. The reserve at September 30, 1998, was approximately $42,000 ($65,000 gross sales less the estimated value of product to be returned). No additional returns beyond this reserve are expected.

         Gross Profit. Gross profit in the third quarter of 1998 decreased to $29,403, or 12.8% of sales, from a profit of $836,824, or 24.4% of sales, in the third quarter of 1997. Gross profit in the first nine months of 1998 decreased to a loss of $3,997,854, or a negative 283.6% of sales, from a profit of $2,405,143, or 32.8% of sales, for the same period of 1997. The decrease in gross profit for the 1998 reported periods from the prior year was due in part to the decreased sales volume and is also affected by indirect costs, such as normal scrap and overhead allocations, the impact of which is decreased as sales increase. Gross profit percentage is impacted by the mix of product sold within a period. In general, adapter cards have lower margins than switch and service revenue and different switch types have different margins. For the reported periods of 1998, the gross margin percentage was positively impacted because the mix of product sold during these periods carried greater margins than that sold in the comparable periods in 1997; however, due to the significantly lower sales volume, the indirect costs caused the overall gross profit percentage to decrease over the comparable periods of 1997.

More significantly for the first nine months of 1998, however, are special charges of approximately $4,428,000 recorded in the cost of sales for the second quarter. These charges included: (i) $4,015,000 provision for excess or obsolete inventory, (ii) $243,000 provision for future commitments to purchase excess or obsolete inventory, and (iii) $170,000 fee for canceling an order for excess or obsolete inventory. The Company made these provisions because its shift in focus from local area networks to storage area networks and lack of demand in Japan have caused it to believe its inventory of certain product exceeds current and future market demands. Gross profit for the first nine months excluding the effects of the special charges was $430,146 (30.5%). A similar lesser provision was recorded in the third quarter of 1997. Included in the cost of sales for the third quarter 1997 was a $500,000 provision for excess and obsolete inventory which had the effect of decreasing gross profit as a percentage of sales by 14.6%. The Company made this provision in 1997 because it believed its inventory of certain host bus adapter cards exceeded current and future market demands as customers transition to newer server and workstation platforms.

         Operating Expense. The Company's operating expenses for the third quarter of 1998 were $3,148,718, or 1,367.2% of net sales, compared to $3,343,168, or 97.6% of net sales, in the third quarter of 1997. Operating expenses for the first nine months of 1998 were $9,331,594, or 662.0% of net sales, compared to $8,655,681, or 118.1% of net sales, in the same period of 1998. The Company believes that the level of expense incurred is appropriate to address the opportunities available to it in the Original Equipment Manufacturer ("OEM") storage and high-performance networking marketplaces. The increase in operating expenses is primarily due to increases in the cost for personnel, product development expenses and out-of-pocket settlement costs for the shareholder litigation. Reorganization and a 10% growth in personnel, particularly in sales and marketing senior management positions, resulted in personnel and related expenses increasing approximately $453,000 in the first nine months of 1998 as compared with the same period of 1997. Additionally, the Company's ongoing commitment to product development and enhancements resulted in research and development expenses increasing $342,000 in the first nine months of 1998 as compared with the same period 1997. Further, the shareholder litigation against the Company is pending settlement subject to final approval by the District Court. The Company has recorded a charge in the operating expenses for $250,000 in connection with this settlement (see Shareholder Litigation section below).

         Other Income (Expense) Interest expense increased to $28,020 in the first nine months of 1998 from $10,526 in the first nine months of 1997 as a result of the Company's payments on an increased level of capitalized lease obligations. Interest income of approximately $176,000 in each of the first nine month periods of 1998 and 1997 was earned from the investment of the net proceeds of preferred stock offerings occurring in February and March of each year, respectively.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short-term investments were $4,905,284 as of September 30, 1998, compared to $2,001,404 as of December 31, 1997. For the nine months ended September 30, 1998, cash flows used in operating activities totaled $7,112,952, due to the operating loss and excess and obsolete inventory purchase commitments incurred. This was offset by approximately $3,000,000 the Company received as part of the technology license agreement the Company signed with Inrange Technologies, Inc., which will be performed over the next five years (see below). For the nine months ended September 30, 1998, cash flows used in investing activities totaled $1,275,139 primarily as a result of the purchase of short-term investments using a portion of the Company's private placement proceeds.

On September 24, 1998, the Company entered into a technology licensing agreement with Inrange Technologies Corporation ("Inrange"), a unit of General Signal Corporation. Inrange will develop a series of Fibre Channel enhancements to their successful CD/9000 Channel Director. Under the agreement, Inrange, a worldwide provider of data center networking connectivity technologies, is to pay the Company $9,000,000 in three equal installments: on September 25, 1998, December 15, 1998, and March 31, 1999. The $9,000,000 is comprised of (i) approximately $6,200,000 for licensing fees; (ii) approximately $800,000 (as valued using the Black Sholes methodology) in warrants to purchase 750,000 shares of the Company's common stock at prices ranging from $2.50 to $10.00; and
(iii) $2,000,000 prepaid royalties. The $6,200,000 will be recognized as revenue evenly over 60 months, which is the term over which the Company has agreed to support and keep current the technology which Inrange has licensed. The $2,000,000 royalty will be recorded as revenue as Inrange products ship and royalties are earned. Any additional royalties after this first $2,000,000 will result in both additional royalty revenue and cash payments to the Company.

On February 19, 1998, the Company completed a private placement of $11,000,000 (1,100 shares) of Series C Preferred Stock which resulted in net proceeds of approximately $10,239,724. The Securities were privately sold to accredited investors by Dunwoody Brokerage Services, Inc. ("Dunwoody"). As consideration for its services, Dunwoody received a fee equal to 6% of the gross proceeds, plus a five-year warrant to purchase 90,644 shares of Common Stock at a price per share equal to $7.281. The securities were sold pursuant to Rule 506 under Regulation D.

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

The Company believes that the proceeds received from the private placement and the Inrange agreement, together with interest earned thereon, and anticipated revenues from operations will provide adequate liquidity to fund growth, operations, and capital expenditures for 1999. However, the Company aniticipates the need to secure additional financing in order to fund operating and working capital requirements thereafter. There can be no assurance that additional financing can be obtained with terms acceptable to the Company. Any additional equity financings may be dilutive to existing shareholders, and any debt financing may contain restrictive covenants. The Company's inability to obtain additional financing if and when needed could adversely affect the Company and its operations.

         Shareholder Litigation. In July 1997, the Company, along with Stephen O'Hara, Lee B. Lewis and Dale Showers, was named as a defendant in a securities action captioned Richard Radman and Sol Rosenthal v. Ancor Communications, Inc., et. al filed in the United States District Court for the District of Minnesota. The lawsuit alleges that the Company violated sections 10(b) of the Securities Exchange Act of 1934 when it allegedly made misleading public disclosures relating to the Company's contract with Sequent Computer Systems, Inc. and the Company's financial results. The Company and each of the other defendants have entered into a settlement agreement with the plaintiffs in the action that was preliminarily approved by the District Court on November 6, 1998. Under the terms of the settlement, a fund will be created in the amount of $1,650,000. The Company will pay $250,000 of the total settlement and the remaining $1,400,000 will be paid by the Company's insurer. As such, $250,000 has been recorded as an expense in the third quarter ended September 30, 1998. Notice of the class action settlement will be sent to the members of the class, who will be given an opportunity to object to the settlement, and the settlement is subject to final approval by the court. Although the settlement agreement has received preliminary approval by the court, there can be no assurance that the court will ultimately approve the final settlement, or that members of the plaintiff class will not opt out of the settlement and seek an individual action against the Company. Therefore, there is no assurance that any future events relating to this action will not have a material adverse effect on the Company or its business.

         Option Repricing. In order to retain its employees in a competitive employment market, and given the current price of the Company's common stock, the Company's Board of Directors voted and approved to reprice outstanding options to purchase 1,091,333 shares of common stock held by active employees to an exercise price of $1.78, the closing price of the Company's common stock on October 21, 1998. These options were originally issued before May 1, 1998 to employees at a weighted average exercise price of $7.16. The repriced options may not be exercised until October 21, 1999, at which point the options are exercisable subject to the vesting schedule of the original option agreements.

         Year 2000 Issue. The Company has completed an assessment of Year 2000 compliance for its critical operating and application systems, specifically its enterprise-wide information systems, analysis tools, computer-aided design systems and supporting operating system infrastructure. As a result of this assessment, it has been determined that through normal recurring system upgrades, the vast majority of the Company's systems are currently, or will be by early 1999, Year 2000 compliant. During fiscal 1996 the Company purchased from a world-wide supplier and developer of information systems an enterprise-wide information system. The developer of this information system has provided its clients written assurance that the system will correctly function across the year 2000, as verified by previous system tests and Year 2000 certification by the International Technology Association of America. Additionally, the Company's products, including software, are not date sensitive as to functionality. Since Year 2000 compliance with regard to the Company's internal systems has been, or will be, significantly achieved through normal system upgrades and not through accelerated or dedicated efforts, the costs of becoming Year 2000 compliant has not had and is not expected to have a material effect on the Company's financial position, operations or cash flow.

Ultimately, the potential impact of the Year 2000 issue will depend not only on the Company's internal Year 2000 compliance, but also on the way in which the Year 2000 is addressed by customers, vendors, service utilities, government and other external entities. The Company is communicating with such external parties to determine how they are addressing the Year 2000 issue and to evaluate any likely impact on the Company. The Company has requested commitment dates from these parties as to their Year 2000 readiness. This process will likely continue into fiscal 1999. The efforts of third parties are not within the Company's control, however, and their failure to remedy Year 2000 issues successfully could result in business disruption, loss of revenue and increased operating cost. At the present time, it is not possible to determine whether any such events are likely to occur, or to quantify any potential negative impact they may have on the Company's future results of operations and financial condition. The Company has not currently established contingency plans, but expects to assess its need for contingency plans during 1999.

The foregoing discussion regarding Year 2000 contains forward-looking statements which are based on management's best estimates derived using various assumptions. These forward-looking statements involve inherent risks and uncertainties, and actual results could differ materially from those contemplated by such statements. Factors that might cause material differences include, but are not limited to, (i) the Company's ability to obtain alternative manufacturing sources should its current sources' operations be disrupted due to Year 2000 complications, and (ii) the Company's ability to respond to unforeseen Year 2000 complications. Such material differences could result in, among other things, business disruption, operational problems, financial loss, legal liability and similar risks.


SAFE HARBOR CAUTIONARY STATEMENT

Statements made in this Management's Discussion and Analysis that are not historical in nature, including statements regarding the level of future revenues and expenses, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 and are subject to risks and uncertainties. Factors that may affect the Company's future performance and results are set forth in the Company's filings with the Securities and Exchange Commission and include the level of market acceptance of Fibre Channel technology and the Company's products and the timing of such acceptance, the ability of the Company to successfully market and sell its products to OEMs and others, the Company's ability to compete with others providing Fibre Channel technology, the success of the products incorporating the Company's technology marketed by INRANGE, the ability of the Company to develop enhancements to its products and technology and keep pace with technological developments, the Company's ability to manage growth, the Company's ability to attract and retain qualified personnel and the ability of the Company's products to interoperate with products manufactured by others. Retention of $2.0 million of prepaid royalties from INRANGE is contingent upon Ancor's completion of certain deliverables defined in the Company's technology license agreement with INRANGE.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         In July 1997, the Company, along with Stephen O'Hara, Lee B. Lewis and Dale Showers, was named as a defendant in a securities action captioned Richard Radman and Sol Rosenthal v. Ancor Communications, Inc., et. al filed in the United States District Court for the District of Minnesota. The lawsuit alleges that the Company violated sections 10(b) of the Securities Exchange Act of 1934 when it allegedly made misleading public disclosures relating to the Company's contract with Sequent Computer Systems, Inc. and the Company's financial results. The Company and each of the other defendants have entered into a settlement agreement with the plaintiffs in the action that was preliminarily approved by the District Court on November 6, 1998. Under the terms of the settlement, a fund will be created in the amount of $1,650,000. The Company will pay $250,000 of the total settlement and the remaining $1,400,000 will be paid by the Company's insurer. Notice of the class action settlement will be sent to the members of the class, who will be given an opportunity to object to the settlement, and the settlement is subject to final approval by the court. Although the settlement agreement has received preliminary approval by the court, there can be no assurance that the court will ultimately approve the final settlement, or that members of the plaintiff class will not opt out of the settlement and seek an individual action against the Company. Therefore, there is no assurance that any future events relating to this action will not have a material adverse effect on the Company or its business.


Item 2.  Changes in Securities.

         (a.)     None.
         (b.)     None.
         (c.)     Recent Sales of Unregistered Securities.

                  On September 24, 1998, the Company issued a warrant to purchase 750,000 shares of Common Stock (the "Warrant") to INRANGE Technologies Corporation ("INRANGE") in connection with a Technology License Agreement entered into between the Company and INRANGE on such date. The Warrant is exercisable for a period of five years. Of the 750,000 shares subject to the Warrant, 250,000 may be purchased at an exercise price of $2.50 per share, 250,000 may be purchased at an exercise price of $5.00 per share and 250,000 may be purchased at an exercise price of $10.00 per share. The Warrant was issued pursuant to
                  Section 4(2) of the Securities Act of 1933, as amended.


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

                  4.13g Form of Warrant issued to Purchasers of the Company's Series B Preferred Stock.

                  4.14g    Certificate of Designation of Series B Preferred
                           Stock.

                  4.15i    Certificate of Designation of Series C Preferred
                           Stock.

                  4.16j Form of Warrant issued to Dunwoody Brokerage Services, Inc. on February 19, 1998.

                  4.17l Form of Warrant issued to Inrange Technologies, Inc. on September 24, 1998.

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

                  27.1l    Financial Data Schedule.


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

k Incorporated by reference to the Company's form 10-Q filed for the quarterly period ended June 30, 1998.

l        Included herewith.


         (b.)     Reports on Form 8-K

                  The Company filed a report on Form 8-K, Item 4, Changes in Registrant's Certifying Accountants, on September 25, 1998.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ANCOR COMMUNICATIONS, INCORPORATED



Dated: November 13, 1998            By /S/ Kenneth E. Hendrickson
                                       ------------------------------
                                       Kenneth E. Hendrickson
                                       Chairman of the Board &
                                       Chief Executive Officer



Dated: November 13, 1998            By /S/ Steven E. Snyder
                                       ------------------------------
                                       Steven E. Snyder
                                       Vice President,
                                       Chief Financial Officer &
                                       Secretary