Form 10-K
period 1998-12-31
ANCOR COMMUNICATIONS INC /MN/
filed 1999-03-26
CIK 920636

================================================================================

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark One)

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 1998

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

        Registrant's Telephone number, including area code (612) 932-4000


           Securities registered pursuant to Section 12(b) of the Act:


         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------
Common Stock, par value $.01 per share           Pacific Exchange, Inc.

           Securities registered pursuant to Section 12(g) of the Act:
                         Preferred Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 15, 1999, the Company had 24,056,140 shares of Common Stock outstanding. The aggregate market value of the 23,998,840 shares of Common Stock held by non-affiliates of the Company was $133,505,547, based on the closing share price on March 15, 1999 on the Nasdaq SmallCap Market.

Documents incorporated by reference: Certain responses to Part III are incorporated herein by reference to information contained in the Company's definitive proxy statement for its 1999 annual meeting of shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1999.


--------------------------------------------------------------------------------

================================================================================

                                TABLE OF CONTENTS




Item 1.    Business.........................................................   3

Item 2.    Properties.......................................................   8

Item 3.    Legal Proceedings................................................   8

Item 4.    Submission of Matters to a Vote of Security Holders..............   8

                                     Part II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters..............................................   9

Item 6.    Selected Financial Data..........................................  10

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................  11

Item 7A.   Quantitative and Qualitative Disclosures about Market Risks......  18

Item 8.    Financial Statements and Supplementary Data......................  18

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................  18

                                    Part III

Item 10.   Directors, Executive Officers, Promoters and Control Persons:
           Compliance with Section 16(a) of the Exchange Act................  19

Item 11.   Executive Compensation...........................................  19

Item 12.   Security Ownership of Certain Beneficial Owners and Management...  19

Item 13.   Certain Relationships and Related Transactions...................  19

                                     Part IV

Item 14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K  20

                                     PART I

Item 1.    Business

General
-------

Ancor Communications, Incorporated ("the Company"), incorporated in 1986, is recognized as a leading developer of Fibre Channel products. Fibre Channel is a high bandwidth, low latency advance in data storage communications technology, developed under the auspices of the American National Standards Institute
(ANSI), currently enabling the transfer of data at speeds of one Gigabit per second. The Company develops, manufactures, and markets Fibre Channel switches and application specific integrated circuits (ASICs).

Since its inception, the Company's core technology has been built around the utilization of fiber optic cable for data transmission. In 1992, the Company delivered its first prototype Fibre Channel products, and commercial deliveries began in 1993. The Company's Fibre Channel products are used by organizations worldwide for enhanced network performance, scalability and connectivity. Today the Company -- an active member of the ANSI Fibre Channel committee and the Fibre Channel Association -- focuses entirely on the development of Fibre Channel solutions.

Prior to 1998, the Company focused its business and products on the local area network (LAN) market, developing and marketing Fibre Channel switches and adapter cards for the LAN market. However, in 1998 the Company completed the refocusing of its business and its Fibre Channel products from the local area network market to the storage area network (SAN) market. With Gigabit Ethernet the technology of choice for local area networks and with high quality, low-cost Fibre Channel host adapters now available from other sources, the Company discontinued that portion of its business to intensify its pursuit of the emerging Fibre Channel SAN market.

Over the last decade, applications and computer processing performance have increased by many orders of magnitude. Additionally, with computer networks running more business critical applications, access to, and availability of, the associated data is strategic to business operations. Historically, the devices storing the required data were directly attached to individual servers on the LAN. However, LAN data paths often do not have the necessary performance to address storage requirements, resulting in network bottlenecks and overall system degradation. Thus, separate networks of storage devices are being developed.

A SAN is a dedicated network optimized for storage-related functions over which information is permitted to be accessed, managed, and shared among various storage devices and servers. Although SANs are usually connected to the more widely accessed LAN, the SAN operates complementary to the LAN. Overall enterprise network performance improves because the LAN is free from the cumbersome overhead associated with file access, retrieval, storage, and data backup functions which place significant demands on network bandwidth. These functions are instead more effectively and efficiently performed by a network optimized for the demands of storage functions.

The components of a typical SAN are software to manage and control the SAN, storage devices, network interface cards which are inserted into the servers, and a hub or switch to facilitate the interconnection between the servers and storage devices. The Company develops and markets Fibre Channel switches.


Products
--------

The Company currently sells Fibre Channel switches under the Gigworks trademark. The Company has also developed ASICs which are a component of its switches, but which may be sold as separate products. The Company's current switches enable very large SANs to be built by linking multiple switches in 8 and 16 node increments. Through the Fibre Channel switch, users are able to establish multiple simultaneous connect links.

During 1998 the Company introduced its GigWorks MKII 8-port switch, complementing its MKII 16-port switch and previous-generation switches. Net sales of all types of switches accounted for approximately $3.0 million of revenue in 1998, $4.2 million of revenue in 1997, and $4.2 million of revenue in 1996.

Prior to 1999 the Company sold interface adapters. Adapter net sales totaled approximately $746 thousand of revenue in 1998, $3.5 million of revenue in 1997, and $1.8 million of revenue in 1996.

The Company's ASICs provide building blocks at the chip level for implementing Fibre Channel technology. These ASICs combine a number of Fibre Channel functions in a single chip and thereby substantially reduce the number of components needed to implement Fibre Channel switches. Although the Company's ASICs may be sold as a separate product, the Company has not done so in recent years. The Company has, however, licensed the use of the ASIC to a third party, and may sell its ASICs as a separate product in the future.


Fibre Channel Market
--------------------

The increased demand for higher storage capacity has stimulated demand for Fibre Channel products due to Fibre Channel's high bandwidth characteristics and its ability to accommodate large numbers of attached computers and storage systems communicating over long distances. Fibre channel products currently are incorporated primarily in high-end storage applications such as with RAIDs (redundant array of inexpensive disks). In response to this market demand, the Company increased its focus on the high-end storage applications. Fibre Channel switches and hubs provide for increased (and simplified) storage device scalability, true hot plugging of storage subsystems, and security and isolation between functions. Various market research firms, such as EMF Associates; Ryan, Hankin, Kent Inc.; and International Data Corporation estimate the market for Fibre Channel adaptors, hubs and switches in the year 2000 will be over $1.0 billion.


Sales and Marketing
-------------------

The Company markets its products through an internal sales force which focuses on original equipment manufacturers ("OEMs") and system integrators. Sales efforts are concentrated in North America, Europe and Japan. In addition to direct selling, various marketing and promotional techniques are employed to increase sales, including seminars, trade shows, and media advertising.

In 1998 the Company shifted its efforts to concentrate on the SAN market by selling through OEMs or system integrators which the Company believes are most appropriate for its products. The Company has historically sold its products in the LAN market through resellers or directly to end users. In Japan the Company uses an exclusive distributor. In light of the financial condition of its previous Japanese distributor, Hucom, Inc., the Company re-evaluated its distribution plans in Japan and in August 1998 entered into a distribution agreement with Netmarks, Inc., to represent the Company in the Japanese marketplace. For purposes of discussion and analysis, Netmarks and Hucom will collectively be referred to as the Company's "Japanese distributors."

A significant portion of the Company's revenues were generated by three customers. Netmarks generated 22% of the Company's revenue in 1998. Hucom generated 4% of the Company's revenue in 1998, 88% in fiscal 1997, and 41% in fiscal 1996. Additionally, Boeing Company generated 50% of revenue in fiscal 1998, 9% in fiscal 1997, and 1% in fiscal 1996. Product purchased from the Company by the Company's Japanese distributors is remarketed to OEMs or end users. A significant portion of the Company's Japanese distributors' sales of the Company's products in fiscal 1998, fiscal 1997 and fiscal 1996 were to one end user. In future periods, the Company's Japanese distributors' sales of the Company's products to this specific end user are expected to decline from current levels. Additionally, general economic conditions in Japan make future sales to the Company's Japanese distributors uncertain. Sales to Boeing are expected to remain at current levels for 1999. The Company's revenues in the future may also be generated by a small number of significant customers. See
Note 4 to the financial statements.

As of February 28, 1999, the sales organization was made up of fifteen field sales and application engineering personnel and ten marketing and support professionals.


Competition
-----------

The Company's Fibre Channel products encounter competition from other Fibre Channel products in addition to competition from other network technology products. For example, Brocade Communications Systems, Inc., Vixel, and McData have developed Fibre Channel switches. Other companies may also be developing switches. In addition, a number of companies, including Emulex Corp, Q Logic Corp., JNI, Gadzoox Corp., G2 Corp., and Interphase Corp. are developing Fibre Channel products other than switches, such as adapters or hubs, and the Company anticipates that these and other companies will introduce commercial Fibre Channel products in the near future. In the event that Fibre Channel technology gains wider market acceptance, it is likely that an increasing number of competitors will begin developing and marketing Fibre Channel products. Some of the companies that produce or may produce Fibre Channel products competitive with the Company's products have substantially greater financial, technological and marketing resources than the Company.

The Company's current products are all designed to comply with the applicable Fibre Channel standards and to compete as a switching device in high performance SAN markets. The emergence of the Fibre Channel SAN market offered the Company a significant opportunity to reduce its focus on the LAN market and focus primarily on switches for the SAN market.

In the SAN market, adoption of Fibre Channel requires computer systems manufacturers to convert from the lower level SCSI interconnect currently being used by many manufacturers. Many computer systems manufacturers have announced their intentions to convert to Fibre Channel as the interconnect protocol for their products. However, there can be no assurance that this conversion will happen, or that other computer systems manufacturers will adopt the Fibre Channel protocol.

Within the SAN market switches and hubs are both being marketed as connectivity solutions in a Fibre Channel network. However, the only SAN implementation that consistently meets the performance objectives of Fibre Channel technology is switched architecture. Only a switched network or "fabric" can provide full bandwidth to each connected device simultaneously.

Hub architectures, which often precede switched architectures, are shared media, meaning that each device on the hub must share bandwidth. Hubs can be either managed or unmanaged. Managed hubs use additional hardware and software to provide greater stability and other features competitive with switches. However, each device on the managed hub must continue to share bandwidth. Also, as management features typically found in switches were added to hubs, the cost of hubs increased. Thus, while hubs were considered much less expensive than switches, with the introduction of the Company's MKII 8-port switch, and as switch volumes have increased, the switch price is now approaching that of a managed hub. The Company expects that the price for both hubs and switches will decrease in the future.

The key to a switch's performance is the ASIC. A more integrated ASIC is better performing, more reliable and easier to manufacture. The Company's current ASIC supports four ports of a switch, whereas previous versions supported only two ports. The Company believes that greater performance with fewer components resulting in lower cost will attract OEMs.


Intellectual Property Rights
----------------------------

The Company's success will depend in part on its ability to protect its proprietary rights and to operate without infringing on the proprietary rights of third parties. The Company currently holds one U.S. patent covering certain aspects of one of its Fibre Channel switches. This patent will expire February 6, 2007. The Company may also receive additional patents in the future.

In addition to patents, the source code for the software contained in its products is protected by copyright law. The Company also intends to rely upon unpatented trade secrets, the know-how and expertise of its employees and on non-disclosure and confidentiality agreements with its employees, vendors and customers. The Company has registered four trademarks with the United States Patent and Trademark Office (the "PTO") and has filed for registration of four additional marks in which it claims trademark rights, one of which has been allowed. United States trademark rights are acquired by use rather than by registration, and there can be no assurance that others do not have conflicting or superior rights to the Company's unregistered trademarks.

Research and Development
------------------------

The storage area network market is characterized by rapid technological change, including changes in customer requirements, frequent new product introductions and enhancements, and evolving industry standards. The Company's success will depend in part on its ability to keep pace with technological developments and emerging industry standards and to respond to customer requirements by enhancing its current products and developing and introducing new products. The Company's current efforts are focused on development of additional switches and ASICs, and to achieve interoperability with more devices utilizing Fibre Channel technology. As a result, the Company has developed and capitalized, and is currently utilizing, its own internally-built test tooling and software to assist in further development of its products.

While the Company's capital and human resource requirements are minimized through its strategic design development and contract manufacturing relationships, the Company will continue to dedicate substantial expenditures to research and development. Research and development expenditures were $5,450,942, $4,271,393, and $3,198,155 in 1998, 1997 and 1996 respectively.


Manufacturing
-------------

The Company subcontracts the majority of its production activities, including the manufacture, assembly and testing of the Company's proprietary Fibre Channel switch and ASIC designs, to organizations specializing in contract manufacturing. Utilization of subcontractors results in dependence on the timely delivery of high quality products from these manufacturers and may leave the Company with less flexibility and control over the manufacturing process than if it conducted all of these operations internally. However, the Company conducts its own development, design and production management efforts. Purchases from a major subcontractor were approximately $4,071,000, $6,480,000, and $5,086,000 in 1998, 1997 and 1996, respectively, which included obligations for excess and obsolete inventory (see Note 2).

The majority of the components used in the Company's products are generally available from multiple sources. However, certain of the components used in the Company's products are available only from a single supplier or from a limited number of suppliers. The unavailability of adequate quantities of components, a reduction or interruption in component supply, a disruption of existing supplier relationships, an inability to develop alternative sources or a significant increase in the price of components could each have a material adverse effect on the Company's ability to produce and market its products successfully.


Employees
---------

As of February 28, 1999, the Company had 79 full time employees and 3 part time employees, including 43 in engineering and product development, 25 in sales and marketing, 6 in manufacturing and 8 in general administration and finance. None of the Company's employees is represented by a labor union or subject to any collective bargaining agreement. The Company has never experienced any work stoppages and it believes its employee relations are good.

Item 2.    Properties

The Company's offices are located in Minnetonka, Minnesota, where it leases 27,560 square feet of space under a lease that expires in April 1999. The annual rent is approximately $207,000. To meet its increasing space requirements, the Company is in the process of negotiating new lease space, which it plans to occupy in the second half of 1999. The Company believes its rental cost will increase when it occupies new lease space. The Company intends to rent its current space on a month-to-month basis after April 1999 until it occupies new lease space. The current facility, in the opinion of management, is adequately covered by insurance.


Item 3.    Legal Proceedings

Ancor was a defendant in a consolidated class action captioned In re Ancor Communications, Inc. Securities Litigation, Case No. 97-CV-1696 (D. Minn.) alleging violations of the federal securities laws. The lawsuit was settled in November 1998 and dismissed by the district court on February 5, 1999. Pursuant to the terms of the settlement, a fund was created in the amount of $1,650,000. The Company paid $250,000 of the total settlement and the remaining $1,400,000 was paid by the Company's insurer. The $250,000 payment by the Company was recorded as an expense in the third quarter of 1998.

The Company is also a defendant in a lawsuit brought by Hoyt Properties, Inc. ("Hoyt") venued in Hennepin County District Court in the State of Minnesota. Hoyt, as Landlord, and the Company, as Tenant, entered into an Agreement on May 29, 1998 which provided that Hoyt would build and lease to the Company an office building to be located in Eden Prairie, Minnesota, subject to certain contingencies, conditions, and agreements. Hoyt claims that the Company breached the Agreement, and asserts damages in excess of $2,500,000. The Company denies all liability, and alleges that Hoyt refused to provide improvements desirable and necessary to the Company's occupancy of the proposed leased space, and multiple contingencies, conditions, and agreements did not occur and no binding agreement exists. The Company is vigorously defending the case. There has been no discovery completed to date. However, there is no assurance that any judgment, order or decree against the Company arising out of this action will not have a material adverse effect on the Company or its business. The Company is unable to determine at this time if there will be a material adverse outcome. No provision has been made for any loss that may occur as a result of an adverse outcome of the suit.


Item 4.    Submission of Matters to a Vote of Security Holders

        None.

                                     Part II

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters

The Company's common stock has been quoted on the Nasdaq SmallCap Market and the Pacific Exchange, Inc., since its initial public offering on May 3, 1994. The following table sets forth the high and low sale prices of the Company's common stock for each full quarterly period within the two most recent fiscal years, as reported by the Nasdaq SmallCap Market.

                             Quarterly Stock Prices

                                                     Sale Price
                                                     ----------
                                                  High           Low
                                                  ----           ---
        Quarter of 1997:
             First                             $  16 7/8      $      3
             Second                                    9       3 13/16
             Third                                12 1/2             7
             Fourth                             10 13/16        3 9/16

        Quarter of 1998:
             First                             $   9 1/8      $ 4 7/16
             Second                               7 5/16         2 1/2
             Third                                     4             1
             Fourth                               4 7/16        1 1/16

Holders.

As of February 23, 1999, there were 310 holders of record of the Company's common stock and the Company estimates there were approximately 10,000 beneficial holders at such date. As of March 15, 1999, the last sale price of the Company's common stock as reported by the Nasdaq SmallCap Market was $5.563.

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


Statements of Operations Data:
------------------------------
                                                               Year Ended December 31,
                                              --------------------------------------------------------
                                                1998        1997        1996        1995        1994
                                              --------    --------    --------    --------    --------
                                                        (in thousands, except per share data)
    Net sales .............................   $  4,393    $  7,924    $  6,258    $  4,673    $  4,761
    Cost of sales .........................      6,431       5,991       3,566       2,533       2,743
                                              --------    --------    --------    --------    --------
        Gross profit (loss) ...............     (2,038)      1,933       2,692       2,140       2,018
    Operating expenses
        Selling, general and administrative      7,195       7,685       4,944       2,785       2,377
        Research and development ..........      5,451       4,271       3,198       2,542       2,056
                                              --------    --------    --------    --------    --------
           Total operating expenses .......     12,646      11,956       8,142       5,327       4,433
                                              --------    --------    --------    --------    --------
        Operating loss ....................    (14,684)    (10,023)     (5,450)     (3,187)     (2,415)
    Interest expense ......................        (34)        (19)        (64)       (153)       (275)
    Other income (expense), net ...........        220         219         224          71          95
    Income taxes ..........................          0           0           0           0           0
                                              --------    --------    --------    --------    --------

    Net loss ..............................    (14,498)     (9,823)     (5,290)     (3,269)     (2,595)

    Accretion on convertible
        preferred stock ...................       (762)       (345)       (331)          0           0
                                              --------    --------    --------    --------    --------

    Net loss attributable to common
        shareholders ......................   $(15,260)   $(10,168)   $ (5,621)   $ (3,269)   $ (2,595)
                                              ========    ========    ========    ========    ========

    Basic and diluted net loss per share(1)   $  (1.04)   $  (0.93)   $  (0.60)   $  (0.44)   $  (0.47)
                                              ========    ========    ========    ========    ========
    Weighted average common
        shares outstanding ................     14,741      10,963       9,351       7,449       5,516
                                              ========    ========    ========    ========    ========

Balance Sheet Data:
-------------------
                                                                   At December 31,
                                              --------------------------------------------------------
                                                1998        1997        1996        1995        1994
                                              --------    --------    --------    --------    --------
                                                                  (in thousands)

    Working capital ........................   $ 5,598     $ 4,432     $ 6,384     $ 1,561     $ 2,101
    Total assets ...........................    12,738      10,164      12,262       5,773       4,443
    Long-term debt net of current maturities       111         130         178         200       1,657
    Shareholders' equity ...................     5,208       8,316       9,907       2,759       1,299


--------------------
(1) See Note 1 to financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - For the Years ended December 31, 1998, 1997 and 1996.

The following table sets forth selected information derived from the Company's Statement of Operations as a percentage of net sales:

                                                   For the Twelve Months
                                                     Ended December 31
                                                 -------------------------

                                                  1998      1997      1996
                                                 -----     -----     -----

      Net sales                                  100.0%    100.0%    100.0%
      Cost of sales                              146.4      75.6      57.0
                                                 -----     -----     -----

           Gross profit (loss)                   (46.4)     24.4      43.0

      Operating expenses
           Selling, general and administrative   163.8      97.0      79.0
           Research and development              124.1      53.9      51.1
                                                 -----     -----     -----

      Total operating expenses                   287.9     150.9     130.1
                                                 -----     -----     -----

      Operating loss                            (334.3)   (126.5)    (87.1)

      Nonoperating income (expense)
           Interest expense                       (0.8)     (0.2)     (1.0)
           Other, net                              5.0       2.7       3.6
                                                 -----     -----     -----

      Net loss                                  (330.0)%  (124.0)%   (84.5)%
                                                 =====     =====     =====


        Net Sales Net sales for 1998 decreased by approximately $3,531,000 (45%) from 1997 to approximately $4,393,000. The decrease in net sales is attributable to: (i) decreased sales to the Company's Japanese distributors; and (ii) the Company's shift in emphasis to opportunities in the storage area networks market resulting in diminished sales to customers in the high-performance local area networking market. Net sales to the Company's Japanese distributors decreased 84% from approximately $6,983,000 (88% of total sales) in 1997 to $1,141,000 (26% of total sales) in 1998. General economic conditions in Japan continue to make future sales to the Company's Japanese distributors uncertain. The decline in net sales to the Company's Japanese distributors was partially offset by net sales of approximately $967,000 to Boeing and license fee revenue of approximately $312,000 from INRANGE Technologies Corporation (see Liquidity and Capital Resources) generated during the fourth quarter.

The Company's shift in marketing focus to opportunities in the storage area network market has resulted in diminished revenues from customers in the high-performance local area network market. Although the Company intends to continue to offer its Fibre Channel products to select customers in the high-performance network market, the Company plans to focus its resources on the storage area network market. The slower-than-anticipated market development in the storage area network market combined with the lack of orders from the Company's Japanese distributors and diminished revenues from the local area network market, will likely result in continued weak revenues until the storage area network market develops.

Net sales for 1997 increased by approximately $1,666,000 (27%) from 1996 to $7,924,000. The increase in net sales was due primarily to a significant increase in net sales to the Company's Japanese distributors, offset by a decrease in sales domestically. International net sales increased $4,063,000 (124%) from approximately $3,277,000 in 1996 to $7,340,000 in 1997, representing 93% of total net sales for the year. Net sales to the Company's Japanese distributors increased from $2,585,000 (79% of international sales) in 1996 to $6,983,000 (95% of international sales) in 1997, and represented 88% of total net sales for the year. Domestic sales volume decreased by approximately $2,397,000 (80%) from 1996 to $584,000, as several large sales transactions included in revenue for 1996 were not replaced in 1997.

The increase in net sales for 1997 included the effect of an allowance against sales of $1,500,000 for product returns and customer stock rotation. There was no addition to the allowance recorded in 1998. The Company does not generally provide customers with a right of return at the date of sale; however, in response to significant pressure from the marketplace, the Company has allowed product returns in the past from certain customers as a marketing concession to stimulate a positive impression of the Company and its products in the marketplace. In addition, resellers have incorrectly anticipated the configuration needed by end user equipment purchasers and have requested that purchased but unused product be exchanged for the product needed to meet the end user requirements. Further, certain end users have requested that they purchase their initial products from the Company, instead of the reseller, which resulted in credits issued to the resellers in the first quarter of 1997. Additionally, in the fourth quarter 1997, the Company recorded additional reserves for sales returns and allowances which may occur as a result of the Company's shift in marketing focus to OEMs and resellers who are more experienced in and are focused on specific vertical markets that the Company believes are most appropriate for its products. As a result of all of these factors, the Company's 1997 net assets included a reserve to provide for potential future return of product sold in 1997 and previous periods. The reserve balance at December 31, 1997, was approximately $695,000 ($1,050,000 gross sales less the estimated value of the product to be returned). The reserve was fully utilized during 1998 with a resulting balance of zero at December 31, 1998.

        Gross Profit Gross profit in 1998 decreased to a loss of approximately $2,038,000 or a negative 46% of sales, from a profit of approximately $1,933,000, or 24% of sales in 1997. The decrease in gross profit for 1998 from the prior year was primarily attributable to special charges of approximately $4,428,000 recorded in the cost of sales for the second quarter. These charges included: (i) $4,015,000 provision for excess or obsolete inventory, (ii) $243,000 provision for future commitments to purchase excess or obsolete inventory, and (iii) $170,000 fee for canceling an order for excess or obsolete inventory. The Company made these provisions because its shift in focus from local area networks to storage area networks and lack of demand in Japan have caused it to believe its inventory of certain product exceeds current and future market demands. Gross profit for 1998 excluding the effects of the special charges was $2,389,786 (54%). A similar lesser provision was recorded in 1997.

The decrease in gross margin is also due in part to the decreased sales volume and is affected by indirect costs, such as normal scrap and overhead allocations, the impact of which is decreased as sales increase. Gross profit percentage is impacted by the mix of product sold within a period. In general, adapter cards have lower margins than switch and service revenue and different switch types have different margins. For 1998, the gross margin percentage was positively impacted because the mix of product sold during the period carried greater margins than that sold in the comparable periods in 1997. However, due to the significantly lower sales volume, the indirect costs caused the overall gross profit percentage to decrease over 1997.

Gross profit in 1997 decreased to approximately $1,933,000, or 24% of sales, from approximately $2,692,000, or 43% in 1996. Although a higher mix of switches versus adapters was sold in 1997 than 1996, the higher gross margins on the switches were offset by provisions made for excess and obsolete inventory. Included in the cost of sales for 1997 is $1,000,000 provision for excess and obsolete inventory which had the effect of decreasing gross profit as a percentage of sales by 13%. The Company made this provision because changes in the Fibre Channel market caused it to believe (i) its inventory of certain host bus adapter cards exceeded market demands as customers transitioned to newer server and workstation platforms; and (ii) its inventory of certain component parts used for earlier version switches was made obsolete by newer generation of switches. For these same excess and obsolescence reasons, when calculating the allowance for potential returns, the Company reduced the estimated value of the product to be returned.

        Operating Expenses The Company's operating expenses for 1998 were approximately $12,646,000, or 288% of net sales, compared to approximately $11,956,000, or 151% of net sales, in 1997. The Company believes that the level of expense incurred is appropriate to address the opportunities available to it in the OEM storage and high-performance networking marketplaces. The decrease in selling, general and administrative ("SGA") expenses is primarily due to a change in the process of allocation of depreciation and a decrease in indirect marketing efforts, offset by increases in the cost for personnel. Although the Company did not change its methods of depreciation, it did change its process for allocating total depreciation to reflect the usage of the related assets, such that approximately $586,000 of depreciation expense was reclassified in 1998 from SGA to research and development when compared to 1997. Additionally, the shift in the Company's marketing focus required changes in marketing tactics, employing direct contact with potential OEM customers through increased sales staff and less indirect contact through seminar presentations and advertising. Thus, indirect marketing expenses decreased approximately $528,000 in 1998 compared to 1997. However, reorganization and a 14% growth in personnel, particularly in sales and marketing senior management positions, resulted in personnel and related expenses increasing approximately $558,000 in 1998 as compared with 1997. Further, the shareholder litigation against the Company received final settlement approval by the District Court on February 5, 1999, for which the Company recorded a charge in the 1998 SGA expenses of $250,000 (see Shareholder Litigation section below). In addition to the $586,000 depreciation allocation described above, the Company's ongoing commitment to product development and enhancements, including the cost of additional engineering personnel, caused an increase in development expenses of approximately $536,000 in 1998 as compared with 1997.

The Company's operating expenses for 1997 were approximately $11,956,000 (151% of net sales), compared to approximately $8,142,000 (130% of net sales) in 1996. The increase in operating expense is due to an increase in the cost for personnel, increased marketing and sales expenses to prepare for the OEM storage market, and increased depreciation. Personnel and related expenses increased approximately $2,017,000 in 1997 as compared with 1996. This increase was caused in part by a 10% increase in the number of employees at December 31, 1997 than at December 31, 1996. Also included in this increase is a third quarter 1997 charge of $250,000, recorded to reflect compensation owed to a former executive of the Company whose services were discontinued. The amount of the accrual was based on the compensation payable to such executive under the terms of the executive's employment contract. Additionally, the Company's ongoing aggressive commitment to front end spending for marketing and sales tactics resulted in advertising and marketing expense increasing approximately $946,000 over 1996. Further, primarily due to amortization of capitalized software development costs, depreciation and amortization expense increased approximately $460,000 as compared with 1996.

        Other Income (Expense) Interest expense increased to approximately $34,000 in 1998 from approximately $19,000 in 1997 as a result of the Company's payments on an increased level of capitalized lease obligations. However, the 1997 interest expense of approximately $19,000 decreased from approximately $64,000 in 1996 as a result of the Company's repayment of a $1.5 million note payable in June 1996. Interest income of approximately $220,000, $218,000 and $224,000 in 1998, 1997 and 1996, respectively, was earned from the investment of the net proceeds of preferred stock offerings occurring in the first quarter of each year.


Liquidity and Capital Resources
-------------------------------

The Company's principal source of liquidity at December 31, 1998 was cash, cash equivalents and short term investments of approximately $7,447,000. This compares to approximately $2,001,000 at year end 1997, and to approximately $1,511,000 at year end 1996. Net cash used in operating activities of approximately $4,354,000 in 1998 decreased from approximately $6,057,000 in 1997 and from approximately $8,058,000 in 1996. The primary reason for the decrease in 1998 was the receipt of approximately $6,000,000 by the Company as part of the technology license agreement the Company signed with INRANGE Technologies, Inc., which will be performed over the next five years (see below). This was offset by the operating loss and excess and obsolete inventory purchase commitments incurred. In 1997, the decrease was due to collections of accounts receivable, offset by the operating loss, net payments to vendors and inventory purchases in anticipation of future sales. Additionally, customers are also encouraged to install the Company's products through a free evaluation period lasting over a number of months. This equipment remains the property of the Company, thus increasing inventory, unless the evaluation is converted into a sale.

Cash flow used in investing activities totaled approximately $4,626,000 in 1998, as compared with approximately $527,000 in 1997 and approximately $2,536,000 in 1996. Increases in investing activities was a result primarily of purchases of short-term investments using a portion of the Company's private placement proceeds. Capital expenditures in 1997 included upgrades to and additions of desktop systems, development of salable software, and continued internal construction of internally-built testing and tooling equipment. Major capital expenditures in 1996 included upgrades and additions to facilities, development of a new worldwide management information system, upgrades of desktop systems, development of salable software and internally-built testing and tooling equipment for the next generation of Fibre Channel switching products.

On September 24, 1998, the Company entered into a technology licensing agreement with INRANGE Technologies Corporation ("INRANGE"), a unit of General Signal Corporation. INRANGE will develop a series of Fibre Channel enhancements to their successful CD/9000 Channel Director. Under the agreement, INRANGE, a worldwide provider of data center networking connectivity technologies, is to pay the Company $9,000,000 in three equal installments: on September 25, 1998, December 15, 1998, and March 31, 1999. The $9,000,000 is comprised of (i) approximately $6,200,000 for licensing fees; (ii) approximately $800,000 (as valued using the Black-Scholes methodology) in warrants to purchase 750,000 shares of the Company's common stock at prices ranging from $2.50 to $10.00; and
(iii) $2,000,000 prepaid royalties. The $6,200,000 licensing fee will be recognized as revenue evenly over 60 months, which is the term over which the Company has agreed to support and keep current the technology which INRANGE has licensed. The $800,000 in warrants has been recorded as an increase to Additional Paid in Capital. The $2,000,000 royalty will be recorded as revenue as INRANGE products ship and royalties are earned. Any additional royalties after this first $2,000,000 will result in both additional royalty revenue and cash payments to the Company.

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

The Series C Preferred Stock is convertible into Common Stock of the Company, subject to certain restrictions, at a variable conversion rate equal to the lower of (i) the Maximum Conversion Price (as defined below) or (ii) the average of the three lowest closing bid prices of the Common Stock during the applicable pricing Period (as defined below). The Maximum Conversion Price for the first year is $11.00. After the first year, the Maximum Conversion Price is equal to the lesser of $11 and the average closing bid price of the five Wednesdays immediately preceding the first anniversary of the date the Series C Preferred Stock was issued ($7.575). The applicable Pricing Period is a number of consecutive trading days immediately preceding the date of conversion of the Series C Preferred Stock initially equal to twelve and increased by one additional consecutive trading day for each full calendar month which has elapsed since February 19, 1998.

The Company believes that the proceeds received from the private placement and the INRANGE agreement, together with interest earned thereon, and anticipated revenues from operations will provide adequate liquidity to fund growth, operations, and capital expenditures for 1999. However, the Company anticipates the need to secure additional financing in order to fund operating and working capital requirements thereafter. There can be no assurance that additional financing can be obtained with terms acceptable to the Company. Any additional equity financings may be dilutive to existing shareholders, and any debt financing may contain restrictive covenants. The Company's inability to obtain additional financing if and when needed could adversely affect the Company and its operations.

        Litigation. Ancor was a defendant in a consolidated class action captioned In re Ancor Communications, Inc. Securities Litigation, Case No. 97-CV-1696 (D. Minn.) alleging violations of the federal securities laws. The lawsuit was settled in November 1998 and dismissed by the district court on February 5, 1999. Pursuant to the terms of the settlement, a fund was created in the amount of $1,650,000. The Company paid $250,000 of the total settlement and the remaining $1,400,000 was paid by the Company's insurer. The $250,000 payment by the Company was recorded as an expense in the third quarter of 1998.

The Company is also a defendant in a lawsuit brought by Hoyt Properties, Inc. ("Hoyt") venued in Hennepin County District Court in the State of Minnesota. Hoyt, as Landlord, and the Company, as Tenant, entered into an Agreement on May 29, 1998 which provided that Hoyt would build and lease to the Company an office building to be located in Eden Prairie, Minnesota, subject to certain contingencies, conditions, and agreements. Hoyt claims that the Company breached the Agreement, and asserts damages in excess of $2,500,000. The Company denies all liability, and alleges that Hoyt refused to provide improvements desirable and necessary to the Company's occupancy of the proposed leased space, and multiple contingencies, conditions, and agreements did not occur and no binding agreement exists. The Company is vigorously defending the case. There has been no discovery completed to date. However, there is no assurance that any judgment, order or decree against the Company arising out of this action will not have a material adverse effect on the Company or its business. The Company is unable to determine at this time if there will be a material adverse outcome. No provision has been made for any loss that may occur as a result of an adverse outcome of the suit

        Option Repricing. In order to retain its employees in a competitive employment market, and given the price of the Company's common stock at the time, on October 21, 1998, the Company's Board of Directors voted and approved to reprice outstanding options to purchase 1,091,333 shares of common stock held by active employees to an exercise price of $1.78, the closing price of the Company's common stock on that day. These options were originally issued before May 1, 1998 to employees at a weighted average exercise price of $7.16. The repriced options may not be exercised until October 21, 1999, at which point the options are exercisable subject to the vesting schedule of the original option agreements.

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

Ultimately, the potential impact of the Year 2000 issue will depend not only on the Company's internal Year 2000 compliance, but also on the way in which the Year 2000 is addressed by customers, vendors, service utilities, government and other external entities. The Company is communicating with such external parties to determine how they are addressing the Year 2000 issue and to evaluate any likely impact on the Company. The Company has requested commitment dates from these parties as to their Year 2000 readiness. This process will continue in fiscal 1999. The efforts of third parties are not within the Company's control, however, and their failure to remedy Year 2000 issues successfully could result in business disruption, loss of revenue and increased operating cost. At the present time, it is not possible to determine whether any such events are likely to occur, or to quantify any potential negative impact they may have on the Company's future results of operations and financial condition. The Company has not currently established contingency plans, but has established a committee to assess its need for contingency plans during 1999.

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

        New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for derivative instruments and hedging activities. The Company is required to adopt SFAS 133 in the first quarter of fiscal year 2000. The Company does not anticipate that SFAS 133 will have a material impact on its financial statements.


Safe Harbor Cautionary Statement
--------------------------------

Statements made in this Management's Discussion and Analysis that are not historical in nature, including statements regarding the level of future revenues and expenses, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 and are subject to risks and uncertainties. Factors that may affect the Company's future performance and results are set forth in the Company's filings with the Securities and Exchange Commission and include the level of market acceptance of Fibre Channel technology and the Company's products and the timing of such acceptance, the ability of the Company to successfully market and sell its products to OEMs and others, the Company's ability to compete with others providing Fibre Channel technology, the timing of customer orders, including whether customers will purchases products form the Company at the rates and times projected by those customers, the success of the products incorporating the Company's technology marketed by INRANGE, the ability of the Company to develop enhancements to its products and technology and keep pace with technological developments, the Company's ability to manage growth, the Company's ability to attract and retain qualified personnel and the ability of the Company's products to interoperate with products manufactured by others. Retention of $2.0 million of prepaid royalties from

INRANGE is contingent upon the Company's completion of certain deliverables defined in the Company's technology license agreement with INRANGE.


Item 7A.   Quantitative and Qualitative Disclosures about Market Risks

        The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments, derivative commodity instruments or other such financial instruments. Contracts with international customers are entered into in US dollars, precluding the need for foreign currency hedges. Additionally, the Company invests in money market funds and in U.S. government obligations (primarily U.S. Treasury bills) which experience minimal volatility. Thus, the exposure to market risk is immaterial.


Item 8.    Financial Statements and Supplementary Data

The following financial statements are included as a separate section following the signature page to this Form 10-K:

                          INDEX TO FINANCIAL STATEMENTS
                                                                      Page
                                                                      ----

Independent Auditors' Reports....................................      F-2

Balance Sheets as of December 31, 1998 and 1997..................      F-4

Statements of Operation's for the years ended
    December 31, 1998, 1997 and 1996.............................      F-5

Statements of Shareholders' Equity for the years ended
    December  31, 1998, 1997 and 1996............................      F-6

Statements of Cash Flows for the years ended
    December 31, 1998, 1997 and 1996.............................      F-8

Notes to Financial Statements....................................  F-9 to F-19

Schedule II - Valuation and Qualifying Accounts..................     F-20


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

Item 10.   Directors, Executive Officers, Promoters and Control Persons:
           Compliance with Section 16(a) of the Exchange Act

The information set forth under the heading "ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1999 (the "Proxy Statement") is hereby incorporated by reference.


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

     3.   Exhibits

          3.1(a) Second Amended and Restated Articles of Incorporation of the Company.

          3.2(a)    Amended Bylaws of the Company.

          3.3(k) Amendment to Second Amended and Restated Articles of Incorporation of the Company relating to an increase of the number of authorized shares.

          3.4(m)    Amendment to Bylaws adopted October 21, 1998.

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

          4.5(c)    Representative's Warrant.

          4.6       [Reserved.]

          4.7(d)    Form of Warrant issued April 28, 1995.

          4.8       [Reserved.]

          4.9(e) Form of Warrant issued to John G. Kinnard & Company on October 23, 1995.

          4.10(f)   Certificate of Designation of Series A Preferred Stock.

          4.11(f) Form of Warrant issued to Swartz Investments, Inc. on March 7, 1996.

          4.12(g) Form of Warrant issued to Dunwoody Brokerage Services, Inc. on March 24, 1997.

          4.13(g) Form of Warrant issued to Purchasers of the Company's Series B Preferred Stock.

          4.14(g)   Certificate of Designation of Series B Preferred Stock.

          4.15(i)   Certificate of Designation of Series C Preferred Stock.

          4.16(j) Form of Warrant issued to Dunwoody Brokerage Services, Inc. on February 19, 1998.

          4.17(l) Form of Warrant issued to Inrange Technologies, Inc. on September 24, 1998.

          10.1      [Reserved.]

          *10.2(a)  Ancor Communications, Incorporated 1990 Stock Option Plan.

          *10.3(a) Ancor Communications, Incorporated 1994 Long-Term Incentive and Stock Option Plan.

          10.4      [Reserved.]

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

          10.11     [Reserved.]

          10.12     [Reserved.]

          10.13     [Reserved.]

          10.14     [Reserved.]

          10.15     [Reserved.]

          10.16     [Reserved.]

          *10.17(e) Ancor Communications, Inc. 1995 Employee Stock Purchase
                    Plan.

          *10.18(m) Amendment to Ancor Communications, Inc., 1995 Employee Stock
                    Purchase Plan, effective September 1, 1998.

          *10.19(e) Ancor Communications, Inc. Non-Employee Director Stock
                    Option Plan.

          10.20     [Reserved.]

          10.21     [Reserved.]

          10.22     [Reserved.]

          10.23(g) Form of Subscription Agreement between the Company and Purchasers of the Company's Series B Preferred Stock (March
                    1997).

          10.24(g) Registration Rights Agreement dated March 24, 1997 between the Company, Swartz Investments, Inc. and Purchasers of the Company's Series B Preferred Stock.

          *10.25(h) Letter Employment Agreement with Kenneth E. Hendrickson dated July 25, 1997.

          *10.26(h) Letter Employment Agreement with Steven E. Snyder dated
                    September 23, 1997.

          10.27(i) Form of Subscription Agreement, dated as of February 19, 1998, between Ancor Communications, Incorporated and each purchaser of Series C Preferred Stock.

          10.28(i) Registration Rights Agreement, dated as of February 19, 1998, by and between Ancor Communications, Incorporated, the placement agent and each purchaser of Series C Preferred Stock.

          *10.29(j) Termination of Employment Agreement dated August 29, 1997, between the Company and Dale C. Showers.

          10.30(j) Sublease, Amendment Agreement, dated February 11, 1998, by and between the Company and Unisys Corporation, formerly known as Burroughs Corporation.

          *10.31(j) Separation and General Release Agreement between the Company and Lee B. Lewis.

          *10.32(j) Amendments to Ancor Communications, Inc. Non-Employee
                    Director Stock Option Plan filed as exhibit 10.18.

          23.1(m)   Consent of KPMG Peat Marwick LLP

          23.2(m)   Consent of McGladrey & Pullen, LLP.

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

i Incorporated by reference to the Company's form 8-K filed February 23, 1998.

j Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1997.

k Incorporated by reference to the Company's form 10-Q filed for the quarterly period ended June 30, 1998.

l Incorporated by reference to the Company's form 10-Q filed for the quarterly period ended September 30, 1998.

m       Included herewith.


(b.)    Reports on Form 8-K

        Form 8-K (Item 5 - Other Events) filed November 3, 1998, reporting the declaration of a dividend of one preferred share purchase right per share of common stock outstanding in connection with the adoption of the Company's Shareholders Rights Plan

(c.)    See subitem (a.) above.

(d.)    See subitem (a.) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ANCOR COMMUNICATIONS, INCORPORATED

                                       By  /S/Kenneth E. Hendrickson
                                         -----------------------------------
                                           Kenneth E. Hendrickson
                                           Chairman of the Board & CEO

Dated:  March 19, 1999
        --------------------

        Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                             Title                        Date
         ----                             -----                        ----

/S/Kenneth E. Hendrickson        Chairman, Director and CEO      March 19, 1999
-----------------------------    (principal executive officer)
Kenneth E. Hendrickson

/S/Steven E. Snyder              Chief Financial Officer         March 19, 1999
-----------------------------    (principal financial officer)
Steven E. Snyder

/S/Amyl Ahola                    Director                        March 19, 1999
-----------------------------
Amyl Ahola

/S/Gerald M. Bestler             Director                        March 19, 1999
-----------------------------
Gerald M. Bestler

/S/John F. Carlson               Director                        March 19, 1999
-----------------------------
John F. Carlson

/S/Thomas F. Hunt, Jr.           Director                        March 19, 1999
-----------------------------
Thomas F. Hunt, Jr.

/S/Michael Huntley               Director                        March 19, 1999
-----------------------------
Michael Huntley

/S/Paul Lidsky                   Director                        March 19, 1999
-----------------------------
Paul Lidsky

                          INDEX TO FINANCIAL STATEMENTS
                                                                       Page
                                                                       ----

Independent Auditors' Reports.....................................      F-2

Balance Sheets as of December 31, 1998 and 1997...................      F-4

Statements of Operation's for the years ended
    December 31, 1998, 1997 and 1996..............................      F-5

Statements of Shareholders' Equity for the years ended
    December  31, 1998, 1997 and 1996.............................      F-6

Statements of Cash Flows for the years ended
    December 31, 1998, 1997 and 1996..............................      F-8

Notes to Financial Statements.....................................  F-9 to F-19

Schedule II - Valuation and Qualifying Accounts...................     F-20

                           INDEPENDENT AUDITORS REPORT



THE BOARD OF DIRECTORS AND SHAREHOLDERS --ANCOR COMMUNICATIONS, INC.

We have audited the accompanying balance sheet of Ancor Communications, Inc. as of December 31, 1998, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the financial position of Ancor Communications, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP.

Minneapolis, Minnesota
February 5, 1999

                           INDEPENDENT AUDITORS REPORT



To the Board of Directors
Ancor Communications, Incorporated
Minnetonka, Minnesota

We have audited the accompanying balance sheet of Ancor Communications, Incorporated as of December 31, 1997 and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ancor Communications, Incorporated as of December 31, 1997 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


McGLADREY & PULLEN, LLP




Minneapolis, Minnesota
February 19, 1998

ANCOR COMMUNICATIONS, INCORPORATED
BALANCE SHEETS

                                                                                          December 31,
                                                                                  ----------------------------
                                                                                      1998            1997
                                                                                  ------------    ------------
         ASSETS
Current Assets:
   Cash and cash equivalents                                                      $  3,477,236    $  2,001,404
   Short-term investments                                                            3,970,137            --
   Accounts receivable, less allowances of $39,492 and $804,000, respectively          442,600       1,499,634
   Inventories                                                                       1,288,868       2,493,722
   Prepaid expenses and other current assets                                           110,398         154,983
                                                                                  ------------    ------------
            Total current assets                                                     9,289,239       6,149,743

Equipment, at cost                                                                   5,865,404       5,875,424
   Less accumulated depreciation                                                     2,744,786       2,601,896
                                                                                  ------------    ------------
                                                                                     3,120,618       3,273,528
                                                                                  ------------    ------------
Patents, prepaid royalties, and other assets,
       net of accumulated amortization                                                 195,668         269,190
Capitalized software development costs, less accumulated
       amortization of $470,581 and $342,900, respectively                             132,568         471,043
                                                                                  ------------    ------------
                                                                                       328,236         740,233
                                                                                  ------------    ------------
TOTAL ASSETS                                                                      $ 12,738,093    $ 10,163,504
                                                                                  ============    ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term debt                                           $    139,791    $     65,145
   Accounts payable                                                                    448,383         963,321
   Accrued compensation and benefits                                                   577,206         477,464
   Other accrued liabilities                                                           378,470         210,526
   Unearned revenue, current                                                         2,146,936           1,000
                                                                                  ------------    ------------
            Total current liabilities                                                3,690,786       1,717,456

Long-term unearned revenue, less current                                             3,727,919            --
Long-term debt, less current maturities                                                110,997         129,702

Commitments and Contingencies

Shareholders' Equity
   Preferred stock, par value $.01 per share,
        authorized 5,000,000 shares; issued and outstanding
        Series A, 0 shares in 1998 and 42 shares in 1997                                  --                 1
        Series B, 0 shares in 1998 and 440 shares in 1997                                 --                 4
        Series C, 229 shares in 1998 and none issued in 1997, liquidation value              2
           of $2,290,000
   Common stock, par value $.01 per share,
        authorized 40,000,000 shares; issued and outstanding
        23,265,819 shares in 1998 and 11,778,006 shares in 1997                        232,658         117,780
   Additional paid-in capital                                                       46,566,386      35,290,763
   Accumulated deficit                                                             (41,590,655)    (27,092,202)
                                                                                  ------------    ------------
            Total shareholders' equity                                               5,208,391       8,316,346
                                                                                  ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 12,738,093    $ 10,163,504
                                                                                  ============    ============

                        See notes to Financial Statements

ANCOR COMMUNICATIONS, INCORPORATED
STATEMENTS OF OPERATIONS

                                                             Years Ended December 31
                                                  --------------------------------------------
                                                      1998            1997            1996
                                                  ------------    ------------    ------------
Net sales                                         $  4,393,197    $  7,924,001    $  6,257,840
Cost of goods sold                                   6,431,411       5,990,661       3,565,393
                                                  ------------    ------------    ------------

   Gross profit (loss)                              (2,038,214)      1,933,340       2,692,447

Operating expenses
   Selling, general and administrative               7,195,294       7,684,638       4,944,166
   Research and development                          5,450,942       4,271,393       3,198,155
                                                  ------------    ------------    ------------

   Total operating expenses                         12,646,236      11,956,031       8,142,321
                                                  ------------    ------------    ------------

   Operating loss                                  (14,684,450)    (10,022,691)     (5,449,874)

Nonoperating income (expense)
   Interest expense                                    (33,532)        (18,717)        (63,896)
   Other, primarily interest income                    219,529         218,408         224,086
                                                  ------------    ------------    ------------

   Net loss                                        (14,498,453)     (9,823,000)     (5,289,684)

   Accretion on convertible preferred stock           (761,704)       (344,939)       (331,334)
                                                  ------------    ------------    ------------

   Net loss attributable to common shareholders   $(15,260,157)   $(10,167,939)   $ (5,621,018)
                                                  ============    ============    ============

Basic and diluted net loss per common share       $      (1.04)   $      (0.93)   $      (0.60)
                                                  ============    ============    ============

Weighted average common shares outstanding          14,741,431      10,963,416       9,351,060
                                                  ============    ============    ============

                        See notes to Financial Statements

ANCOR COMMUNICATIONS, INCORPORATED
STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 1998, 1997 and 1996

                                                                             Preferred Stock
                                                     -------------------------------------------
                                                         Series A                 Series B
                                                     -------------------------------------------
                                                      Shares      Amount      Shares      Amount
                                                     -------------------------------------------
Balance, December 31, 1995                                --      $   --          --      $   --
   Sales of Series A Preferred Stock (net of
      issuance costs of $756,466)                      1,030          10          --          --
   Conversions of Series A Preferred Stock              (856)         (8)         --          --
   Exercise of stock options and warrants (net of
      issuance costs of $33,915)                          --          --          --          --
   Employee stock purchases                               --          --          --          --
   Net loss                                               --          --          --          --
                                                     -------------------------------------------
Balance, December 31, 1996                               174           2          --          --
   Sales of Series B Preferred Stock (net of
      issuance costs of $602,253)                         --          --         855           8
   Conversions of Series A Preferred Stock              (132)         (1)         --          --
   Conversions of Series B Preferred Stock                --          --        (415)         (4)
   Exercise of stock options and warrants                 --          --          --          --
   Employee stock purchases                               --          --          --          --
   Net loss                                               --          --          --          --
                        ------------------------------------------------------------------------
Balance, December 31, 1997                                42           1         440           4
   Sales of Series C Preferred Stock (net of
      issuance costs of $791,814)                         --          --          --          --
   Warrants issued in connection with license             --          --          --          --
      agreement
   Conversions of Series A Preferred Stock               (42)         (1)         --          --
   Conversions of Series B Preferred Stock                --          --        (440)         (4)
   Conversions of Series C Preferred Stock                --          --          --          --
   Exercise of stock options and warrants                 --          --          --          --
   Employee stock purchases                               --          --          --          --
   Net loss                                               --          --          --          --
                                                     -------------------------------------------
Balance, December 31, 1998                                --      $   --          --      $   --
                                                     ===========================================

                        See notes to Financial Statements


      Series C               Common Stock         Additional
--------------------  ------------------------      Paid-In     Accumulated
  Shares     Amount      Shares         Amount      Capital        Deficit          Total
-------------------------------------------------------------------------------------------
      --     $   --    8,273,426     $  82,734   $ 14,656,203   $(11,979,518)   $ 2,759,419

      --         --           --            --      9,543,524             --      9,543,534
      --         --    1,352,494        13,525        (13,517)            --             --

      --         --      773,519         7,735      2,832,061             --      2,839,796
      --         --        8,248            83         53,549             --         53,632
      --         --           --            --             --     (5,289,684)    (5,289,684)
-------------------------------------------------------------------------------------------
      --         --   10,407,687       104,077     27,071,820    (17,269,202)     9,906,697

      --         --           --            --      7,947,739             --      7,947,747
      --         --      407,444         4,074         (4,073)            --             --
      --         --      876,383         8,764         (8,760)            --             --
      --         --       74,775           748        222,925             --        223,673
      --         --       11,717           117         61,112             --         61,229
      --         --           --            --             --     (9,823,000)    (9,823,000)
-------------------------------------------------------------------------------------------
      --         --   11,778,006       117,780     35,290,763    (27,092,202)     8,316,346

   1,100         11           --            --     10,208,175             --     10,208,186
      --         --           --            --        768,064             --        768,064

      --         --      134,268         1,343         (1,342)            --             --
      --         --    3,999,976        40,000        (39,996)            --             --
    (871)        (9)   7,196,487        71,965        (71,956)            --             --
      --         --       58,020           580        215,301             --        215,881
      --         --       99,062           990        197,377             --        198,367
      --         --                         --             --    (14,498,453)   (14,498,453)
-------------------------------------------------------------------------------------------
     229     $    2   23,265,819     $ 232,658   $ 46,566,386   $(41,590,655)   $ 5,208,391
===========================================================================================

                        See notes to Financial Statements

ANCOR COMMUNICATIONS, INCORPORATED
STATEMENTS OF CASH FLOWS

                                                                                 Years Ended December 31,
                                                                       --------------------------------------------
                                                                           1998            1997            1996
                                                                       --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $(14,498,453)   $ (9,823,000)   $ (5,289,684)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
       Provisions for receivables allowances                                     --       1,028,000         164,000
       Provision for obsolete inventories                                 4,262,000       1,045,000          50,000
       Writedown of equipment                                               100,538         248,953              --
       Depreciation and amortization                                      1,342,653       1,077,796         617,419
       Changes in current assets and liabilities:
            Accounts receivable                                           1,057,034       1,491,366      (2,360,117)
            Inventories                                                  (2,814,146)       (842,761)     (1,926,201)
            Prepaid expenses and other                                       44,585         181,751        (155,886)
            Accounts payable                                               (514,938)       (788,937)        913,569
            Accrued liabilities                                              24,686         323,926         (71,200)
            Unearned revenue                                              6,641,919           1,000              --
                                                                       --------------------------------------------

   Net cash used in operating activities                                 (4,354,122)     (6,056,906)     (8,058,100)
                                                                       --------------------------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment                                                  (606,533)     (1,334,183)     (2,202,259)
   Purchase of short-term investments                                   (17,394,136)     (9,469,670)     (1,003,530)
   Sale of short-term investments                                        13,423,999      10,473,200       1,300,178
   Capitalized software development costs                                        --        (125,035)       (577,488)
   Other, net                                                               (49,078)        (70,934)        (52,569)
                                                                       ------------    ------------    ------------

   Net cash used in investing activities                                 (4,625,748)       (526,622)     (2,535,668)
                                                                       ------------    ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of preferred stock                             10,208,186       7,947,747       9,543,534
   Net proceeds from exercise of warrants,
       exercise of options, and employee stock purchases                    414,248         284,902       2,893,428
   Principal payments on long-term debt                                    (166,732)       (154,758)     (1,587,628)
                                                                       ------------    ------------    ------------

   Net cash provided by financing activities                             10,455,702       8,077,891      10,849,334
                                                                       ------------    ------------    ------------


Net increase in cash                                                      1,475,832       1,494,363         255,566
Cash, beginning of period                                                 2,001,404         507,041         251,475
                                                                       ------------    ------------    ------------
Cash, end of period                                                    $  3,477,236    $  2,001,404    $    507,041
                                                                       ============    ============    ============

Supplemental Cash Flow Disclosures
  Cash payments for interest                                           $     33,532    $     18,717    $     63,896
                                                                       ============    ============    ============

Supplemental Schedule of Noncash Investing and Financing Activities:
   Equipment acquired under capital lease                              $    222,673    $    110,300    $     87,280
                                                                       ============    ============    ============
   Warrants issued under license agreement                             $    768,064    $         --    $         --
                                                                       ============    ============    ============

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

Revenue recognition: Revenue on firm customer orders is generally recognized at the time product is shipped or services are provided. Product shipped for customer evaluation is recorded as consigned inventory. In certain circumstances during 1996, revenue was recognized upon completion of production under specific contractual arrangements for billing and delivery. The Company provides an allowance for product returns based on management's periodic assessment of the need for such an allowance. License revenue is recognized when all of the following criteria have been met: there is an executed license agreement, the product has been shipped to the customer, no significant vendor obligations remain, the license fee is fixed and payable within twelve months and collection is deemed probable.

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

Short-term investments: Short-term investments consisted primarily of investments in money market funds and in U.S. government obligations (primarily U.S. Treasury bills). Short-term investments are recorded at cost which approximates market.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company has recorded a reserve for potential obsolete inventory based primarily on management's estimate of future sales levels of products and related components in inventory (see Note 9).

Depreciation and amortization: Equipment purchases are stated at cost. Depreciation is computed by the straight-line method over estimated useful lives of three to five years. Intangible assets consist principally of patents, prepaid royalties, and cost in excess of net assets acquired. Amortization is computed by the straight-line method over estimated useful lives ranging from 5 to 15 years.

The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future net undiscounted cash flows

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future net cash flows be less than the carrying value, the Company would recognize an impairment loss at that date. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value (estimated discounted future cash flows) of the long-lived assets. In connection with such a review, during 1998 and 1997 management wrote down certain assets resulting in a loss of $100,538 and $248,953, respectively.

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

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The Company initially applied Statement No. 128 for the year ended December 31, 1997, and, as required by the statement, has restated all per-share information for the prior years to conform to the statement. In calculating the basic loss per share, the premium earned by the preferred shareholders ($761,704 in 1998, $344,939 in 1997 and $331,334 in 1996) was added to the net loss in all years presented. Potential common shares, consisting of options, warrants and convertible preferred stock for all periods, were not included in the computation as their effect was anti-dilutive. Basic and diluted loss per-share amounts are the same in each period presented.

New Accounting Pronouncements: Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information" was adopted by the Company in 1998. This statement establishes standards for the reporting of information concerning operating segments in the financial statements.


Note 2.    Inventories

Inventories at December 31, 1998 and 1997, consisted of:

                                                        1998            1997
-------------------------------------------------------------------------------
Raw materials                                        $ 4,031,546    $ 2,398,066
Finished goods consigned to customers and others         779,054        527,078
Finished goods                                         1,289,577        663,500
Reserve for obsolescence                              (4,811,309)    (1,094,922)
                                                    ---------------------------
                                                     $ 1,288,868    $ 2,493,722
                                                    ===========================

During the quarter ended June 30, 1998 the Company recorded the following special charges relating to excess and obsolete inventory: (i) $4,015,000 provision-for excess or obsolete inventory, (ii) $243,000 provision for future commitments to purchase excess or obsolete inventory, and (iii) $170,000 fee for canceling an order for excess or obsolete inventory. The Company made these charges due to its shift in focus from local area networks to storage area networks, along with a lack of demand in Japan for this old technology, causing the Company to believe its inventory of certain products is in excess of market demands.


Note 3.    Notes Payable and Long-term Debt

Long-term debt consists of the following at December 31, 1998 and 1997:

                                                        1998             1997
-------------------------------------------------------------------------------
Note payable to shareholder (1)                     $   81,946        $  85,642
Capital lease obligations (2)                          168,842          109,205
                                                  -----------------------------
                                                       250,788          194,847

Less current maturities                                139,791           65,145
                                                  -----------------------------
                                                    $  110,997        $ 129,702
                                                  =============================

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) Payments are made to the note holder in an amount equal to 0.94 percent of Company sales in excess of $4,000,000 in any calendar year.

(2) The Company has capitalized certain equipment held under capital leases with a capitalized cost of $396,855 and $296,796 and accumulated depreciation of $133,752 and $99,745 at December 31, 1998 and 1997, respectively. The related obligations are recorded in the accompanying financial statements based on the present value of the future minimum lease payments based on an implicit interest rate of 13 percent.

Approximate aggregate annual maturities of long-term debt, including capital lease obligations, at December 31, 1998, are as follows:

Years ending December 31:
      1999                                                     $ 131,000
      2000                                                        32,000
      2001                                                         6,000
      Note with no specified maturity                             82,000
                                                               ---------
                                                               $ 251,000
                                                               =========


Note 4.    Major Customers and Concentration of Credit Risk

Major customers:  A summary of major customers follows:

                             1998                   1997                    1996
                   -----------------------  ----------------------  ----------------------
                                  Percent                 Percent                 Percent
  Customer            Sales       to Total     Sales      to Total     Sales      to Total
------------------------------------------------------------------------------------------
Boeing             $ 2,193,000       50%    $  679,000        9%    $   78,000        1%
Netmarks, Inc.         967,000       22              -        -              -        -
Hucom, Inc.            174,000        4      6,983,000       88      2,585,000       41
Falcon Systems               -        -              -        -        757,000       12

Accounts receivable from major customers totaled approximately $537,000 at December 31, 1998.

Export net sales totaled approximately $1,159,000, $7,340,000, and $3,277,000 in 1998, 1997, and 1996, respectively. The Company's Japanese distributors comprised 98, 95, and 79 percent of export net sales in 1998, 1997, and 1996, respectively.

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 5.    Income Taxes

Deferred tax assets consist of the following components as of December 31, 1998 and 1997:

                                                       1998             1997
-------------------------------------------------------------------------------
Loss carryforwards                                $ 14,711,000    $  8,594,000
Tax credit carryforwards                             1,042,000         694,000
Accrued expenses                                       188,000          51,000
Allowances for obsolete inventory, product
  returns, and doubtful accounts                     2,317,000         833,000
Property, plant and equipment                         (440,000)              -
Other Items                                                  -         157,000
                                                 ------------------------------
                                                    17,818,000      10,329,000

Less valuation allowance                          $(17,818,000)   $(10,329,000)
                                                 ------------------------------
                                                  $          -    $          -
                                                 ==============================


The income tax benefit differed from the statutory federal rate as follows:

                                                   1998           1997           1996
-----------------------------------------------------------------------------------------
Statutory rate applied to loss before taxes   $ (4,929,000)  $ (3,438,000)  $ (1,851,000)
Current period tax benefits not utilized         4,929,000      3,438,000      1,851,000
                                              -------------------------------------------
                                              $          -   $          -   $          -
                                              ===========================================

At December 31, 1998, the Company has net operating loss, research and development credit, and investment tax credit carryforwards (under existing tax laws) as follows:

  Carryforward                                         Net              Tax
   Expiration                                    Operating Loss       Credits
-------------------------------------------------------------------------------
      1999                                            $       -     $   15,000
      2000                                              900,000              -
      2006                                            1,100,000         82,000
      2007                                            3,100,000        117,000
      2008                                            2,100,000        126,000
      2009                                            3,000,000        138,000
      2010                                            3,500,000         82,000
      2011                                            5,100,000        104,000
      2012                                            7,400,000        278,000
      2018                                           10,600,000        100,000
                                                -------------------------------
                                                   $ 36,800,000    $ 1,042,000
                                                ===============================

Because of the changes in ownership that have occurred in connection with the company's initial public offering (IPO) in 1994, as well as the sales of securities that have occurred subsequent to the IPO, the Company's future use of its net operating loss and tax credit carryforwards are subject to certain annual limitations.

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 6. Shareholders' Equity

Preferred stock: The Company has authorized 5,000,000 shares of preferred stock at December 31, 1998. There is one series of preferred stock outstanding at December 31, 1998.

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

The Series A Preferred Stock had a stated value and liquidation preference of $10,000, plus an 8 percent per annum premium. The holders of the Series A Preferred Stock were not entitled to vote or to receive dividends. Each share of Series A Preferred Stock was convertible into common stock at the option of the holder based on its stated value at the conversion date divided by a conversion price. The conversion price was defined as the lesser of $6.49 per share or 85 percent of the average closing bid price of the Company's common stock for the five days preceding the conversion date. During 1998, 1997 and 1996, all shares of Series A Preferred Stock were converted into 1,894,206 shares of common stock.

Series B: In 1997, the Board of Directors designated 900 shares of the authorized preferred stock as Series B Preferred Stock. On March 24, 1997, the Company completed a private placement transaction by selling 855 shares of Series B Convertible Preferred Stock which provided proceeds of $7,947,747, net of issuance costs of $602,253. In conjunction with the transaction, the placement agent was granted a five-year warrant to purchase 105,556 shares of common stock at $4.86 per share.

The Series B Preferred Stock had a stated value and liquidation preference of $10,000, plus a 5 percent per annum premium. The holders of the Series B Preferred Stock were not entitled to vote or to receive dividends. Each share of Series B preferred Stock was convertible into common stock at the option of the holder based on its stated value at the conversion date divided by a conversion price. The conversion price was defined as the lesser of $4.86 per share or 85 percent of the average closing bid price of the Company's common stock for the five days preceding the conversion date. In addition, the investors received warrants to purchase common stock equal to 20 percent of their original investment not converted to common stock as of March 24, 1998, divided by the conversion price then in effect, with an exercise price equal to 115 percent of the average closing bid price for five days ending on the one-year anniversary date. Based on this calculation, warrants to purchase 181,070 shares of common stock were issued with an exercise price of $6.67. During 1998 and 1997, all shares of Series B Preferred Stock were converted into 4,876,359 shares of common stock.

The Series B Preferred Stock also included provisions for (i) adjustment of the conversion rate and price in the event of stock splits, stock dividends, and mergers, (ii) restrictions on the Company's ability to issue capital stock with distribution or liquidation preferences senior to the Series B Preferred Stock,
(iii) registration rights, and (iv) redemption by the Company in certain circumstances.

Series C: On February 19, 1998, the Company completed a private placement transaction by selling 1,100 shares of Series C Preferred Stock , that accretes at the rate of 8 percent per year which provided proceeds of $10,208,186, net of issuance costs of $791,814. In conjunction with this transaction, the

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

placement agent was granted a five-year warrant to purchase 90,644 shares of common stock at $7.28 per share.

The Series C Preferred Stock is convertible into Common Stock of the Company, subject to certain restrictions, at a variable conversion rate equal to the lower of (i) the Maximum Conversion Price (as defined below) or (ii) the average of the three lowest closing bid prices of the Common Stock during the applicable Pricing Period (as defined below). The Maximum Conversion Price for the first year is $11.00. After the first year, the Maximum Conversion Price is equal to the lesser of $11 per share and the average closing bid price of the five Wednesdays immediately preceding the first anniversary of the date the Series C Preferred Stock was issued ($7.575). The applicable Pricing Period is a number of consecutive trading days immediately preceding the date of conversion of the Series C Preferred Stock initially equal to twelve and increased by one additional consecutive trading day for each full calendar month which has elapsed since February 19, 1998. The Series C Preferred Stock is junior to the Series A and B Preferred Stock.

The Series C Preferred Stock also includes provisions for (i) adjustment of the conversion rate and price in the event of stock splits, stock dividends, and mergers, (ii) restrictions on the Company's ability to issue capital stock with distribution or liquidation preferences senior to the Series C Preferred Stock,
(iii) registration rights, and (iv) redemption by the Company in certain circumstances.


Shareholder Rights Plan: The Company declared a dividend of one right for each common share outstanding on November 10, 1998. Each right will entitle a shareholder to buy a fraction of a share of a newly authorized series of preferred stock at an exercise price of $20 per share. The rights will become exercisable in the event that a person or group acquires 15% or more of the Company's common shares or a tender offer is commenced that would result in ownership by a person or group of 15% or more of the Company's common shares (subject to certain exceptions).

If a potential acquiror purchases at least 15% of the Company's outstanding Common Stock, shareholders other than the acquiror would be able to exercise the rights issued under the plan to purchase shares of the Company's Common Stock, or in some cases cash, property or other securities of the Company or shares of the acquiror's common stock, at a 50% discount from the market price. In addition, the Board may elect to exchange the rights for the Company's Common Stock.

The Company's Board of Directors will be entitled to redeem the rights at $.01 per right at any time prior to an acquiror purchasing 15% or more of the Company's Common Stock.

The new purchase rights will be distributed as a non-taxable dividend and will trade with the Company's Common Stock. There will be no rights certificates issued unless the rights become exercisable. The rights will expire on November 3, 2008.


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

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

In order to retain its employees in a competitive employment market, and given the price of the Company's common stock at the time, on October 21, 1998, the Company's Board of Directors voted and approved to reprice outstanding options to purchase 1,091,333 shares of common stock held by active employees to an exercise price of $1.78, the closing price of the Company's common stock on that day. These options were originally issued before May 1, 1998 to employees at a weighted average exercise price of $7.16. The repriced options may not be exercised until October 21, 1999, at which point the options are exercisable subject to the vesting schedule of the original option agreements.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated as follows:

                                                           Years Ended December 31
                                                 ------------------------------------------
                                                    1998             1997         1996
-------------------------------------------------------------------------------------------
Net loss, as reported                            $(14,498,453)  $ (9,823,000)  $(5,289,684)
Net loss, pro forma                               (16,750,953)   (11,241,000)   (5,781,684)
Basic and diluted net loss per share, as
    reported                                            (1.04)         (0.93)        (0.60)
Basic and diluted net loss per share, pro forma         (1.19)         (1.06)        (0.65)

The above pro forma effects on net loss and net loss per share are not likely to be representative of the effects on reported net income (loss) for future years because options vest over several years and additional awards generally are made each year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996:

                                                  Years Ended December 31
                                          -------------------------------------
                                              1998         1997          1996
-------------------------------------------------------------------------------
Expected dividend yield                   $      --      $    --        $  --
Expected stock price volatility                 131%         124%          82%
Risk-free interest rate                        5.11%        6.30%        6.05%
Expected life of options (years)                3.5            3            2

The weighted-average fair value, as determined using the Black-Scholes option pricing model, of options and warrants granted during 1998, 1997 and 1996 was $1.76, $4.53 and $4.70, respectively.

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

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

of $2.50 per share, 250,000 may be purchased at an exercise price of $5.00 per share and 250,000 may be purchased at an exercise price of $10.00 per share. The Warrant was issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Transactions involving stock options and warrants during the three years ended December 31, 1998, are summarized as follows:

                                                                   Weighted
                                                                    Average
                                                                Exercise Price
                                   Warrants      Stock Options     Per Share
------------------------------------------------------------------------------
Balance, December 31,1995           685,500          472,166       $     4.26
   Granted                          111,094          471,000             9.39
   Exercised                       (705,762)         (89,791)            3.72
   Expired                                -          (12,942)            5.00
                                ----------------------------------------------
Balance, December 31,1996            90,832          840,433             7.31
   Granted                          105,556          746,500             6.77
   Exercised                        (25,182)         (60,808)            4.08
   Expired                                -         (102,459)            8.71
                                ----------------------------------------------
Balance, December 31,1997           171,206        1,423,666             7.15
   Granted                        1,021,704        2,392,591             2.44
   Exercised                              -          (58,020)            3.28
   Expired                                -         (261,063)            7.05
                                ----------------------------------------------
Balance, December 31,1998         1,192,910        3,497,174       $     2.50
                                ==============================================

Currently exercisable             1,192,910          162,497       $     5.93
Not currently exercisable                 -        3,334,677             2.32
                                ----------------------------------------------
                                  1,192,910        3,497,174       $     2.50
                                ==============================================

The following tables summarize information about stock options and warrants outstanding as of December 31, 1998:

                                                                 Options and Warrants
                           Options and Warrants Outstanding         Exercisable
                          -----------------------------------  ----------------------
                                         Weighted
                                         Average
                                        Remaining    Weighted                Weighted
                           Number of   Contractual    Average   Number of    Average
                             Units       Life (in    Exercise     Units      Exercise
Range of Exercise Price   Outstanding     Years)       Price   Exercisable    Price
-------------------------------------------------------------------------------------
$1.12 - 1.78                 2,760,674     7.8      $   1.76            -    $     -
$2.00 - 5.31                 1,226,459     6.1          4.34      699,625       3.95
$5.37 - 13.25                  702,951     3.4          7.97      655,782       8.03
                         --------------            ----------  -----------  ---------
                             4,690,084     6.7      $   3.37    1,355,407    $  5.93
                         ==============            ==========  ===========  =========

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 7.    Commitments

Operating leases: The Company leases its office facility and certain equipment under operating leases. The total minimum annual future rentals under these noncancelable operating leases are approximately $98,497 and $12,991 in 1999 and 2000, respectively. The office facility lease requires the Company to pay real estate taxes, insurance and maintenance costs. Total rent expense under the operating lease-arrangements for 1998, 1997 and 1996, was approximately $361,000, $391,000, and $439,000, respectively.

Potential contingent consideration: In connection with its 1986 acquisition of Anderson Cornelius Company (subsequently merged into Ancor Communications, Inc.), the Company agreed to pay additional contingent consideration. This additional consideration (up to a remaining maximum of approximately $200,000) is payable annually at 4.0 percent of Company sales in excess of $4,000,000 in any calendar year and is recorded as cost in excess of assets acquired. Amounts payable under this arrangement were not material in any year presented.

Profit sharing plan: The Company has a profit sharing/401(k) plan which provides that an annual contribution, up to the maximum amount allowed as a deduction by the Internal Revenue Code, may be contributed by the Company to the plan. Company contributions to the plan are discretionary as determined by the Board of Directors. No contributions were made by the Company during 1998, 1997, and 1996.

Major supplier: The Company outsources the manufacturing of its products with a contract manufacturer. Purchases from this manufacturer were approximately $4,071,000, $6,480,000, and $5,086,000 in 1998, 1997, and 1996, respectively.
Management believes that alternative contract manufacturers are available.


Note 8.    Lawsuits

Ancor was a defendant in a consolidated class action captioned In re Ancor Communications, Inc. Securities Litigation, Case No. 97-CV-1696 (D. Minn.) alleging violations of the federal securities laws. The lawsuit was settled in November 1998 and dismissed by the district court on February 5, 1999. Pursuant to the terms of the settlement, a fund was created in the amount of $1,650,000. The Company paid $250,000 of the total settlement and the remaining $1,400,000 was paid by the Company's insurer. The $250,000 payment by the Company was recorded as an expense in the third quarter of 1998.

The Company is also a defendant in a lawsuit brought by Hoyt Properties, Inc. ("Hoyt") venued in Hennepin County District Court in the State of Minnesota. Hoyt, as Landlord, and the Company, as Tenant, entered into an Agreement on May 29, 1998 which provided that Hoyt would build and lease to the Company an office building to be located in Eden Prairie, Minnesota, subject to certain contingencies, conditions, and agreements. Hoyt claims that the Company breached the Agreement, and asserts damages in excess of $2,500,000. The Company denies all liability, and alleges that Hoyt refused to provide improvements desirable and necessary to the Company's occupancy of the proposed leased space, and multiple contingencies, conditions, and agreements did not occur and no binding agreement exists. The Company is vigorously defending the case. There has been no discovery completed to date. However, there is no assurance that any judgment, order or decree against the

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Company arising out of this action will not have a material adverse effect on the Company or its business. The Company is unable to determine at this time if there will be a material adverse outcome. No provision has been made for any loss that may occur as a result of an adverse outcome of the suit.


Note 9.    Fourth-Quarter Adjustments

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

                                                                     SCHEDULE II
ANCOR COMMUNICATIONS, INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31, 1998

                                                           Charged to
                                                            Cost and
                                             Balance at      Expenses                    Balance
                                             Beginning      or Against                    at End
              Description                    of Period      Net Sales    Deductions     of Period
              -----------                    ---------      ---------    ----------     ---------
Deducted in the balance sheet from the
   assets to which it applies:
   Allowance for doubtful accounts:
      Year ended December 31, 1998          $  109,000     $       --    $   69,508     $   39,492
   Allowance for future product returns:
     Year ended December 31, 1998              695,000(1)          --       695,000(2)          --
   Inventory valuation reserve:
     Year ended December 31, 1998            1,094,922      4,183,180       466,793      4,811,309

(1) The amount at the beginning of the period is net of the estimated value of product returns of $355,000.

(2) The gross sales value of the actual products returned by customers of $1,152,874 is offset by the actual value of the related products which were returned of $457,874, resulting in a net deduction to the allowance of $695,000.