Form 10-Q
period 1999-03-31
ANCOR COMMUNICATIONS INC /MN/
filed 1999-05-14
CIK 920636

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

                     of the Securities Exchange Act of 1934

                    For Quarterly Period Ended March 31, 1999

                          Commission File Number 1-2982

                       ANCOR COMMUNICATIONS, INCORPORATED
                       ----------------------------------
               (Exact name of issuer as specified in its charter)


                 Minnesota                            41-1569659
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                   24,081,331
                                   ----------
                    (Number of shares of common stock of the
                  registrant outstanding as of April 29, 1999)


--------------------------------------------------------------------------------
================================================================================

                       ANCOR COMMUNICATIONS, INCORPORATED

                                    Form 10-Q
                         For the Quarterly Period Ended
                                 March 31, 1999

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

     ITEM 1: FINANCIAL STATEMENTS

             Balance Sheets as of March 31, 1999 (unaudited)
             and December 31, 1998                                           3

             Statements of Operations for the three month period
             ended March 31, 1999 and 1998 (unaudited)                       4

             Statements of Cash Flows for the three month periods
             ended March 31, 1999 and 1998 (unaudited)                       5

             Notes to Financial Statements                                   6

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                             8

     ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISKS                                             11

PART II - OTHER INFORMATION                                                 12

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                       ANCOR COMMUNICATIONS, INCORPORATED
                                 BALANCE SHEETS

                                                                    March 31,     December 31,
                                                                      1999            1998
                                                                  ------------    ------------
                                                                   (Unaudited)
         ASSETS

Current Assets:
   Cash and cash equivalents                                      $  1,711,433    $  3,477,236
   Short-term investments                                            5,977,696       3,970,137
   Accounts receivable, less allowances of $39,492
      and $39,492, respectively                                        952,416         442,600
   Inventories                                                       1,613,249       1,288,868
   Prepaid expenses and other current assets                            73,925         110,398
                                                                  ------------    ------------
              Total current assets                                  10,328,719       9,289,239

Equipment, net of accumulated depreciation                           3,092,433       3,120,618

Patents, prepaid royalties, and other assets,
       net of accumulated amortization                                 172,717         195,668
Capitalized software development costs
       net of accumulated amortization                                  61,293         132,568
                                                                  ------------    ------------
TOTAL ASSETS                                                      $ 13,655,162    $ 12,738,093
                                                                  ============    ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term debt                           $    110,556    $    139,791
   Accounts payable                                                  1,102,309         448,383
   Accrued liabilities                                                 779,725         955,676
   Unearned revenue, current                                         2,061,241       2,146,936
                                                                  ------------    ------------
              Total current liabilities                              4,053,831       3,690,786

Long-term unearned revenue, less current                             6,398,020       3,727,919
Long-term debt, less current maturities                                 95,171         110,997

Shareholders' Equity
   Preferred stock, par value $.01 per share,
        authorized 5,000,000 shares; issued and outstanding
        Series C, 25 shares in 1999 and 229 in 1998                          0               2
   Common stock, par value $.01 per share,
        authorized 40,000,000 shares; issued and outstanding
        24,071,331 shares in 1999 and 23,265,819 shares in 1998        240,713         232,658
   Additional paid-in capital                                       46,620,342      46,566,386
   Accumulated deficit                                             (43,752,915)    (41,590,655)
                                                                  ------------    ------------
              Total shareholders' equity                             3,108,140       5,208,391
                                                                  ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 13,655,162    $ 12,738,093
                                                                  ============    ============

                       See notes to Financial Statements

                       ANCOR COMMUNICATIONS, INCORPORATED
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                  ----------------------------
                                                      1999            1998
                                                  ------------    ------------
Net sales                                         $  1,519,713    $  1,042,227
Cost of goods sold                                     664,805         699,608
                                                  ------------    ------------

   Gross profit                                        854,908         342,619

Operating expenses
   Selling, general and administrative               1,751,833       1,711,117
   Research and development                          1,326,587       1,449,206
                                                  ------------    ------------

   Total operating expenses                          3,078,420       3,160,323
                                                  ------------    ------------

   Operating loss                                   (2,223,512)     (2,817,704)

Nonoperating income (expense)
   Interest expense                                     (6,183)        (13,055)
   Other, primarily interest income                     67,435          65,739
                                                  ------------    ------------

   Net loss                                         (2,162,260)     (2,765,020)

   Accretion on convertible preferred stock             (7,681)       (151,287)
                                                  ------------    ------------

   Net loss attributable to common shareholders   $ (2,169,941)   $ (2,916,307)
                                                  ============    ============

Basic and diluted net loss per common share       $      (0.09)   $      (0.25)
                                                  ============    ============

Weighted average common shares outstanding          24,002,103      11,884,248
                                                  ============    ============

                       See notes to Financial Statements

                       ANCOR COMMUNICATIONS, INCORPORATED
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                         ----------------------------
                                                             1999            1998
                                                         ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                              $ (2,162,260)   $ (2,765,020)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
       Depreciation and amortization                          380,031         307,087
       Changes in current assets and liabilities:
              Accounts receivable                            (509,816)        366,385
              Inventories                                    (324,381)       (694,799)
              Prepaid expenses and other                       36,473           8,186
              Accounts payable                                653,926         586,257
              Accrued liabilities                            (175,951)         91,087
              Unearned revenue                              2,584,406           1,000
                                                         ------------    ------------

   Net cash provided by (used in) operating activities        482,428      (2,099,817)
                                                         ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of equipment                                    (252,487)       (121,611)
   Purchase of short-term investments                      (5,997,172)     (9,875,532)
   Sale of short-term investments                           3,989,613       1,992,859
   Decrease in other, net                                      (5,133)         (4,936)
                                                         ------------    ------------

   Net cash used in investing activities                   (2,265,179)     (8,009,220)
                                                         ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                       (45,061)        (52,015)
   Net proceeds from sale of preferred stock                     --        10,254,375
   Net proceeds from sale of common stock
       and exercise of options                                 62,009          51,295
                                                         ------------    ------------

   Net cash provided by financing activities                   16,948      10,253,655
                                                         ------------    ------------

Net increase (decrease) in cash                            (1,765,803)        144,618
Cash, beginning of period                                   3,477,236       2,001,404
                                                         ------------    ------------
Cash, end of period                                      $  1,711,433    $  2,146,022
                                                         ============    ============

Supplemental Schedule of Noncash Investing
  and Financing Activities:
   Equipment acquired under capital lease                $       --      $    173,845
                                                         ============    ============

                       See notes to Financial Statements

                       ANCOR COMMUNICATIONS, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1999.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted.

NOTE 2 - INVENTORIES

Inventories at March 31, 1999 and December 31, 1998 consisted of:

                                                 1999             1998
-------------------------------------------------------------------------
Raw materials                                $ 4,206,260      $ 4,031,546
Finished goods consigned to
   customers and others                          797,643          779,054
Finished goods                                 1,576,984        1,289,577
Reserve for obsolescence                      (4,967,638)      (4,811,309)
                                             ----------------------------
                                             $ 1,613,249      $ 1,288,868
                                             ============================
NOTE 3 - NET LOSS PER SHARE

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

NOTE 4 - CONTINGENCY

The Company is a defendant in a lawsuit brought by Hoyt Properties, Inc. ("Hoyt") venued in Hennepin County District Court in the State of Minnesota. Hoyt, as Landlord, and the Company, as Tenant, entered into an Agreement on May 29, 1998 which provided that Hoyt would build and lease to the Company an office building to be located in Eden Prairie, Minnesota, subject to certain contingencies, conditions, and agreements. Hoyt claims that the Company breached the Agreement, and asserts damanges in excess of $2,500,000. The Company denies all liability, and alleges that Hoyt refused to provide improvements desirable and necessary to the Company's occupancy of the proposed leased space, and multiple contingencies, conditions, and agreements did not occur and no binding agreement exists. The Company is vigorously defending the case. There has been limited discovery completed to date. However, there is no assurance that any judgment, order or decree against the Company arising out of this action will not have a material adverse effect on the Company or its business. The Company is unable to determine at this time if there will be a material adverse outcome. No provision has been made for any loss that may occur as a result of an adverse outcome of the suit.

                       See notes to Financial Statements

NOTE 5 - UNEARNED REVENUE

On September 24, 1998 the Company entered into a technology licensing agreement with Inrange Technologies Corporation ("Inrange"), a unit of General Signal Corporation. Under the agreement, Inrange is to pay the Company $9,000,000 in three equal installments: on September 25, 1998, December 15, 1998, and March 31, 1999. The $9,000,000 is comprised of (i) approximately $6,200,000 for licensing fees; (ii) approximately $800,000 in warrants to purchase 750,000 shares of the Company's common stock at prices prices ranging from $2.50 to $10.00; and (iii) $2,000,000 of prepaid royalties. The $6,200,000 will be recognized as revenue evenly over the term of the agreement which is 60 months and the $2,000,000 royalty will be recorded as revenue as Inrange products ship and royalties are earned. As of March 31, 1999, the Company has received all three $3,000,000 payments, totalling $9,000,000. This amount, reduced by the value of the warrants granted, and further reduced by six months of revenue recognized, has been recorded as unearned revenue in the first quarter financial statements.














                       See notes to Financial Statements

                                     ITEM 2

          MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations

For the three months ended March 31, 1999 and 1998.

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of net sales.

                                               For the Three Months
                                                   Ended March 31
                                              ----------------------
                                               1999            1998
                                              ------          ------

Net sales                                      100.0%          100.0%
Cost of goods sold                              43.7            67.1

Gross profit                                    56.3            32.9

Operating expenses:

  Selling, general & admin.                    115.3           164.2
  Research & development                        87.3           139.0

Total operating expenses                       202.6           303.2

Operating loss                                (146.3)         (270.4)

Other income (expense)

  Interest expense                              (0.4)           (1.3)
  Other, net                                     4.4             6.3
                                              ------          ------

Net loss                                      (142.3)%        (265.3)%
                                              ======          ======

     Net Sales. Net sales for the first quarter 1999 increased by approximately $447,000 (46%) from 1998 to approximately $1,520,000. The increase in net sales is attributable to (i) an increase in the shipments of the Company's MKII Fibre Channel switches to Original Equipment Manufacturer ("OEM") customers as a result of the Company's shift in marketing focus to opportunities in the storage area network, offset by decreases in sales to the Company's Japanese distributors; and (ii) to the license fee revenue of approximately $312,000 from INRANGE Technologies Corporation ("INRANGE"). Domestic net sales increased approximately $912,000 (236%) to approximately $1,297,000 due to the above. International net sales in the first quarter decreased approximately $434,000 (66%) to approximately $223,000 due primarily to decreased sales to the Company's Japanese distributors. Future sales to the Company's current Japanese distributor, Netmarks, Inc., are uncertain.

     Gross Profit. Gross profit in the first quarter of 1999 increased to approximately $855,000, or 56.3% of sales, from of approximately $343,000, or 32.9% of sales, in the first quarter of 1998. Gross profit is not only affected by sales volume and the direct cost thereof, but is also affected by indirect costs, such as normal scrap and overhead allocations, the percentage impact of which is decreased as sales increase. Gross profit percentage is also impacted by the mix of product sold within a period. In general, adapter cards have lower margins than switch and service revenue and different switch types have different margins. The increase in gross profit for 1999 was due primarily to the increased sales volume. The gross profit percentage was positively impacted because (i) indirect costs remained relatively constant; and (ii) the mix of product sold during the period carried greater margins than that sold in the comparable periods in 1998, particularly the revenue from INRANGE. The INRANGE license fee revenue positively impacts margins as substantially all the costs to develop the licensed technology were expended in prior years, and thus raises the overall gross profit percentage.

     Operating Expense. The Company's operating expenses for the first quarter of 1999 were approximately $3,078,000, or 202.6% of net sales, compared to approximately $3,160,000, or 303.2% of net sales, in the first quarter of 1998. The Company believes that the level of expense incurred is appropriate to address the opportunities available to it in the storage area and high-performance networking marketplaces. Total operating expenses remained relatively constant, decreasing only slightly as a result of an increase in the cost for personnel offset by decreased product development expenses. The Company experienced a 17% net growth in personnel, particularly in engineering positions, resulting in personnel and related expenses increasing approximately $260,000 in the first quarter of 1999 as compared with the same period of 1998. This was offset by a decrease of approximately $280,000 in the first quarter 1999 from the same period of 1998 in expenses related to product development and enhancements.

     Other Income (Expense) Interest expense decreased to $6,183 in the first quarter 1999 from $13,055 in the first quarter 1998 as the Company completed its obligations on certain capitalized leases. Interest income of approximately $67,000 in the first quarter of 1999 was earned from the investment of available cash balances. The $66,000 of interest in the first quarter of 1998 was earned from the investment of the net proceeds of the preferred stock offering occurring in February of 1998.

Liquidity and Capital Resources

The Company's cash, cash equivalents and short-term investments were approximately $7,689,000 as of March 31, 1999, compared to approximately $7,447,000 as of December 31, 1998. For the three months ended March 31, 1999, cash flows provided by operating activities totaled approximately $482,000, due primarily to the third and final $3,000,000 installment received under the technology licensing agreement with INRANGE, offset by the operating loss. For the three months ended March 31, 1999, cash flows used in investing activities totaled approximately $2,265,000 primarily as a result of the purchase of short-term investments of available cash balances.

The Company believes that the proceeds received from the INRANGE agreement, together with interest earned thereon, and anticipated revenues from operations will provide adequate liquidity to fund growth, operations, and capital expenditures for 1999. However, the Company aniticipates the need to secure additional financing in order to fund operating and working capital requirements thereafter. There can be no assurance that additional financing can be obtained with terms acceptable to the Company. Any additional equity financings may be dilutive to existing shareholders, and any debt financing may contain restrictive covenants. The Company's inability to obtain additional financing if and when needed could adversely affect the Company and its operations.

     Litigation. The Company is a defendant in a lawsuit brought by Hoyt Properties, Inc. ("Hoyt") venued in Hennepin County District Court in the State of Minnesota. Hoyt, as Landlord, and the Company, as Tenant, entered into an Agreement on May 29, 1998 which provided that Hoyt would build and lease to the Company an office building to be located in Eden Prairie, Minnesota, subject to certain contingencies, conditions, and agreements. Hoyt claims that the Company breached the Agreement, and asserts damages in excess of $2,500,000. The Company denies all liability, and alleges that Hoyt refused to provide improvements desirable and necessary to the Company's occupancy of the proposed leased space, and multiple contingencies, conditions, and agreements did not occur and no binding agreement exists. The Company is vigorously defending the case. There has been limited discovery completed to date. However, there is no assurance that any judgment, order or decree against the Company arising out of this action will not have a material adverse effect on the Company or its business. The Company is unable to determine at this time if there will be a material adverse outcome. No provision has been made for any loss that may occur as a result of an adverse outcome of the suit

     Year 2000 Issue. The Company has completed an assessment of Year 2000 compliance for its critical operating and application systems, specifically its enterprise-wide information systems, analysis tools, computer-aided design systems and supporting operating system infrastructure. As a result of this assessment, it has been determined that through normal recurring system upgrades, the vast majority of the Company's systems are currently, or will be by third quarter 1999, Year 2000 compliant. During 1996 the Company purchased from a world-wide supplier and developer of information systems an enterprise-wide information system. The developer of this information system has provided its clients written assurance that the system will correctly function across the year 2000, as verified by previous system tests and Year 2000 certification by the International Technology Association of America. Additionally, the Company's products, including software, are not date sensitive as to functionality. Since Year 2000 compliance with regard to the Company's internal systems has been, or will be, significantly achieved through normal system upgrades and not through accelerated or dedicated efforts, the costs of becoming Year 2000 compliant has not had and is not expected to have a material effect on the Company's financial position, operations or cash flow.

Ultimately, the potential impact of the Year 2000 issue will depend not only on the Company's internal Year 2000 compliance, but also on the way in which the Year 2000 is addressed by customers, vendors, service utilities, government and other external entities. The Company is communicating with such external parties to determine how they are addressing the Year 2000 issue and to evaluate any likely impact on the Company. The Company has requested commitment dates from these parties as to their Year 2000 readiness. The efforts of third parties are not within the Company's control, however, and their failure to remedy Year 2000 issues successfully could result in business disruption, loss of revenue and increased operating cost. At the present time, it is not possible to determine whether any such events are likely to occur, or to quantify any potential negative impact they may have on the Company's future results of operations and financial condition. The Company has not currently established contingency plans, but has established a committee which is currently assessing its need for such plans.

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

                                     ITEM 3

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company is a defendant in a lawsuit brought by Hoyt Properties, Inc. ("Hoyt") venued in Hennepin County District Court in the State of Minnesota. Hoyt, as Landlord, and the Company, as Tenant, entered into an Agreement on May 29, 1998 which provided that Hoyt would build and lease to the Company an office building to be located in Eden Prairie, Minnesota, subject to certain contingencies, conditions, and agreements. Hoyt claims that the Company breached the Agreement, and asserts damages in excess of $2,500,000. The Company denies all liability, and alleges that Hoyt refused to provide improvements desirable and necessary to the Company's occupancy of the proposed leased space, and multiple contingencies, conditions, and agreements did not occur and no binding agreement exists. The Company is vigorously defending the case. There has been limited discovery completed to date. However, there is no assurance that any judgment, order or decree against the Company arising out of this action will not have a material adverse effect on the Company or its business. The Company is unable to determine at this time if there will be a material adverse outcome. No provision has been made for any loss that may occur as a result of an adverse outcome of the suit.

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

          27.1(n)   Financial Data Schedule.

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

(e) Incorporated by reference to the Company's form 10-QSB filed for the quarterly period ended September 30, 1995.

(f) Incorporated by reference to the Company's Form 10-KSB filed for the fiscal year ended December 31, 1995.

(g) Incorporated by reference to the Company's form 10-Q filed for the quarterly period ended March 31, 1997.

(h) Incorporated by reference to the Company's form 10-Q filed for the quarterly period ended September 30, 1997.

(i) Incorporated by reference to the Company's form 8-K filed February 23, 1998.

(j) Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1997.

(k) Incorporated by reference to the Company's form 10-Q filed for the quarterly period ended June 30, 1998.

(l) Incorporated by reference to the Company's form 10-Q filed for the quarterly period ended September 30, 1998.

(m) Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1998.

(n)  Included herewith.

     (b.) Reports on Form 8-K

          None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ANCOR COMMUNICATIONS, INCORPORATED

Dated: May 13, 1999                         By /s/ Kenneth E. Hendrickson
                                               ------------------------------
                                               Kenneth E. Hendrickson
                                               Chairman of the Board &
                                               Chief Executive Officer

Dated: May 13, 1999                         By /s/ Steven E. Snyder
                                               ------------------------------
                                               Steven E. Snyder
                                               Vice President, Chief Financial
                                               Officer & Secretary