Form 10-Q
period 1999-06-30
ANCOR COMMUNICATIONS INC /MN/
filed 1999-07-26
CIK 920636

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

                    For Quarterly Period Ended June 30, 1999

                          Commission File Number 1-2982

                       ANCOR COMMUNICATIONS, INCORPORATED
               (Exact name of issuer as specified in its charter)



           Minnesota                                      41-1569659
-------------------------------                       -------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                        Identification No.)


              6130 Blue Circle Drive Minnetonka, Minnesota    55343
              -----------------------------------------------------
              (Address of principal executive offices)    (Zip code)


        Registrant's Telephone number, including area code (612) 932-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                   25,217,405
                    (Number of shares of common stock of the
                   registrant outstanding as of July 20, 1999)



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       ANCOR COMMUNICATIONS, INCORPORATED

                                    Form 10-Q
                         For the Quarterly Period Ended
                                  June 30, 1999

                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION

         ITEM 1: FINANCIAL STATEMENTS

                 Balance Sheets as of June 30, 1999 (unaudited)
                 and December 31, 1998                                   3

                 Statements of Operations for the three
                 and six month periods ended June 30, 1999
                 and 1998 (unaudited)                                    4

                 Statements of Cash Flows for the six
                 month periods ended June 30, 1999
                 and 1998 (unaudited)                                    5

                 Notes to Financial Statements                           6


         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS                                              8

         ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISKS                                     14


PART II -        OTHER INFORMATION                                      14
-------          -----------------

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                       ANCOR COMMUNICATIONS, INCORPORATED
                                 BALANCE SHEETS

                                                                    June 30,       December 31,
                                                                      1999            1998
                                                                  ------------    ------------
                                                                   (Unaudited)
         ASSETS

Current Assets:
   Cash and cash equivalents                                      $    191,662    $  3,477,236
   Short-term investments                                            7,922,994       3,970,137
   Accounts receivable, less allowance of $39,492                    1,747,587         442,600
   Inventories                                                       2,118,548       1,288,868
   Prepaid expenses and other current assets                           488,141         110,398
                                                                  ------------    ------------
              Total current assets                                  12,468,932       9,289,239

Equipment, net of accumulated depreciation                           3,014,882       3,120,618

Patents, prepaid royalties, and other assets,
       net of accumulated amortization                                 208,363         195,668
Capitalized software development costs,
       net of accumulated amortization                                  31,655         132,568
                                                                  ------------    ------------
TOTAL ASSETS                                                      $ 15,723,832    $ 12,738,093
                                                                  ============    ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term debt                           $     94,000    $    139,791
   Accounts payable                                                    913,995         448,383
   Accrued liabilities                                                 779,748         955,676
   Unearned revenue, current                                         2,798,856       2,146,936
                                                                  ------------    ------------
              Total current liabilities                              4,586,599       3,690,786

Long-term unearned revenue, less current                             6,067,886       3,727,919
Long-term debt, less current maturities                                 86,183         110,997

Shareholders' Equity
   Preferred stock, par value $.01 per share,
        authorized 5,000,000 shares; issued and outstanding
        Series C, none in 1999 and 229 in 1998                            --                 2
   Common stock, par value $.01 per share,
        authorized 40,000,000 shares; issued and outstanding
        24,889,107 shares in 1999 and 23,265,819 shares in 1998        248,891         232,658
   Additional paid-in capital                                       50,133,162      46,566,386
   Accumulated deficit                                             (45,398,889)    (41,590,655)
                                                                  ------------    ------------
              Total shareholders' equity                             4,983,164       5,208,391
                                                                  ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 15,723,833    $ 12,738,093
                                                                  ============    ============

                       See Notes to Financial Statements

                       ANCOR COMMUNICATIONS, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended             Six Months Ended
                                                             June 30,                       June 30,
                                                  ----------------------------    ----------------------------
                                                      1999            1998            1999            1998
                                                  ------------    ------------    ------------    ------------
Net sales                                         $  3,598,655    $    137,036    $  5,118,369    $  1,179,263
Cost of goods sold                                   1,549,038       4,506,911       2,213,843       5,206,519
                                                  ------------    ------------    ------------    ------------

   Gross profit (loss)                               2,049,617      (4,369,875)      2,904,526      (4,027,256)

Operating expenses
   Selling, general and administrative               2,058,695       1,802,684       3,810,528       3,513,801
   Research and development                          1,692,650       1,219,870       3,019,237       2,669,076
                                                  ------------    ------------    ------------    ------------

   Total operating expenses                          3,751,345       3,022,554       6,829,765       6,182,877
                                                  ------------    ------------    ------------    ------------

   Operating loss                                   (1,701,728)     (7,392,429)     (3,925,239)    (10,210,133)

Nonoperating income (expense)
   Interest expense                                     (4,640)         (7,126)        (10,824)        (20,182)
   Other, primarily interest income                     60,394          98,923         127,829         164,662
                                                  ------------    ------------    ------------    ------------

   Net loss                                         (1,645,974)     (7,300,632)     (3,808,234)    (10,065,653)

   Accretion on convertible preferred stock             (4,330)       (273,425)        (12,011)       (424,712)
                                                  ------------    ------------    ------------    ------------

   Net loss attributable to common shareholders   $ (1,650,304)   $ (7,574,057)   $ (3,820,245)   $(10,490,365)
                                                  ============    ============    ============    ============

Basic and diluted net loss per common share       $      (0.07)   $      (0.63)   $      (0.16)   $      (0.88)
                                                  ============    ============    ============    ============

Weighted average common shares
outstanding                                         24,196,636      11,949,093      24,099,902      11,916,736
                                                  ============    ============    ============    ============


                       See Notes to Financial Statements

                       ANCOR COMMUNICATIONS, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                       ----------------------------
                                                                           1999            1998
                                                                       ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                            $ (3,808,234)   $(10,065,653)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
       Writedown of inventory to net realizable value                          --         4,262,587
       Depreciation and amortization                                        798,951         629,611
       Changes in current assets and liabilities:
              Accounts receivable                                        (1,304,987)        621,115
              Inventories                                                  (829,680)     (2,643,510)
              Prepaid expenses and other                                   (377,743)         (1,329)
              Accounts payable                                              465,612         443,395
              Accrued liabilities                                          (175,928)        (69,004)
              Unearned revenue                                            2,991,887         169,336
                                                                       ------------    ------------

   Net cash used in operating activities                                 (2,240,122)     (6,653,452)
                                                                       ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of equipment                                                  (501,255)       (167,850)
   Purchase of short-term investments                                   (16,066,786)     (9,942,915)
   Sale of short-term investments                                        12,113,929       5,979,579
   Investment in other, net                                                 (94,377)        (11,070)
                                                                       ------------    ------------

   Net cash used in investing activities                                 (4,548,489)     (4,142,256)
                                                                       ------------    ------------


CASH FLOW FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                     (79,970)        (81,593)
   Net proceeds from sale of preferred stock                                   --        10,254,747
   Net proceeds from sale of common stock
       and exercise of warrants and options                               3,583,007         146,037
                                                                       ------------    ------------
   Net cash provided by financing activities                              3,503,037      10,319,191
                                                                       ------------    ------------


Net decrease in cash                                                     (3,285,574)       (476,517)
Cash, beginning of period                                                 3,477,236       2,001,404
                                                                       ------------    ------------
Cash, end of period                                                    $    191,662    $  1,524,887
                                                                       ============    ============

Supplemental Schedule of Noncash Investing and Financing Activities:
   Equipment acquired under capital lease                              $      9,365    $    222,673
                                                                       ============    ============


                       See Notes to Financial Statements

                       ANCOR COMMUNICATIONS, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1999.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted.

NOTE 2 - INVENTORIES

Inventories at June 30, 1999 and December 31, 1998 consisted of:

                                                          1999           1998
-----------------------------------------------------------------------------
Raw materials                                      $ 4,349,080    $ 4,031,546
Finished goods consigned to customers and others       821,568        779,054
Finished goods                                       2,116,837      1,289,577
Reserve for obsolescence                            (5,168,937)    (4,811,309)
                                                   --------------------------
                                                   $ 2,118,548    $ 1,288,868
                                                   ==========================
NOTE 3 - NET LOSS PER SHARE

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

NOTE 4 - CONTINGENCY

The Company is a defendant in a lawsuit brought by Hoyt Properties, Inc. ("Hoyt") venued in Hennepin County District Court in the State of Minnesota. Hoyt claims that the Company breached an agreement which provided that Hoyt would build and lease to the Company an office building to be located in Eden Prairie, Minnesota, and asserts damages in excess of $2,500,000. The Company asserts there was no binding agreement. The Company denies all liability, and alleges that Hoyt refused to provide improvements desirable and necessary to the Company's occupancy of the proposed leased space, and multiple contingencies, conditions, and agreements did not occur. The Company is vigorously defending the case. There has been limited discovery completed to date. However, there is no assurance that any judgment, order or decree against the Company arising out of this action will not have a material adverse effect on the Company or its business. The Company is unable to determine at this time if there will be a material adverse outcome. No provision has been made for any loss that may occur as a result of an adverse outcome of the suit.

NOTE 5 - UNEARNED REVENUE

On September 24, 1998 the Company entered into a technology licensing agreement with INRANGE Technologies Corporation ("Inrange"), a unit of General Signal Corporation. Under the agreement, Inrange paid the Company $9,000,000 in three equal installments: on September 25, 1998, December 15, 1998, and March 31, 1999. The $9,000,000 is comprised of (i) approximately $6,200,000 for licensing fees; (ii) approximately $800,000 in warrants to purchase 750,000 shares of the Company's common stock at prices prices ranging from $2.50 to $10.00; and (iii) $2,000,000 of prepaid royalties. The $6,200,000 is being recognized as revenue evenly over the term of the agreement which is 60 months and the $2,000,000 royalty will be recorded as revenue as Inrange products ship and royalties are earned. As of March 31, 1999, the Company has received all three $3,000,000 payments, totalling $9,000,000. This amount, reduced by the value of the warrants granted, and further reduced by nine months of revenue recognized, has been recorded as unearned revenue in the June 30, 1999 balance sheet.

NOTE 6 - SUN MICROSYSTEMS AGREEMENT

On June 2, 1999, the Company entered into a product purchase agreement with Sun Microsystems, Inc. (Sun). This agreement provides Sun the ability to distribute the Company's product for a period of two years with automatic extensions for one-year periods unless there is written notice of termination within 180 days of an anniversary date.

In addition, Sun received a warrant to purchase an aggregate 1,500,000 shares of common stock of the Company at an exercise price of $7.30 per share. Upon Sun purchasing $10,000,000 of the Company's product, the warrant will vest with respect to 149,253 shares of common stock. Subsequent purchases of the Company's product will vest quarterly at a rate of one warrant for each $67 of purchases through September 30, 2002. This warrant expires five years from the date of the agreement.

                                     ITEM 2
                                     ------

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


Results of Operations
---------------------

For the three and six months ended June 30, 1999 and 1998.

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of net sales.

                                      For the Three Months     For the Six Months
                                         Ended June 30           Ended June 30
                                       -------------------     ------------------
                                        1999        1998        1999       1998
                                       ------     --------     ------    -------
Net Sales                               100.0%       100.0%     100.0%     100.0%
Cost of Goods Sold                       43.0      3,288.9       43.3      441.5

Gross Profit                             57.0     (3,188.9)      56.7     (341.5)

Operating Expenses:
  Selling, general & admin               57.2      1,315.5       74.4      298.0
  Research & development                 47.1        890.1       59.0      226.3

Total operating expenses                104.3      2,205.6      133.4      524.3

Operating loss                          (47.3)    (5,394.5)     (76.7)    (865.8)

Other income (expense)
  Interest expense                       (0.1)        (5.2)      (0.2)      (1.8)
  Other, net                              1.7         72.2        2.5       14.0
                                       ------      -------     ------     ------
Net Loss                                (45.7)%   (5,327.5)%    (74.4)%   (853.6)%
                                       ======      =======     ======     ======

     Net Sales. Net sales for the second quarter of 1999 increased by approximately $3,462,000 (2,527%) from 1998 to approximately $3,599,000. Net sales for the six months ended June 30, 1999 increased by approximately $3,939,000 (334%) to approximately $5,118,000. The increases in net sales are attributable to (i) a large shipment of the Company's Fibre Channel switches to Boeing for a LAN application; (ii) an increase in the shipments of the Company's MKII Fibre Channel switches to Original Equipment Manufacturer ("OEM") customers as a result of the Company's shift in marketing focus to opportunities in the storage area network market; and (iii) license fee revenue of approximately $312,000 and $623,000 in the three and six month periods ended June 30, 1999, respectively, from INRANGE Technologies Corporation ("INRANGE"). These increases in revenue were offset by decreases in sales to the Company's Japanese distributor. Future sales to the Company's current Japanese distributor, Netmarks, Inc., are uncertain.

In June 1999, the Company entered into an original equipment manufacturing agreement with Sun Microsystems, Inc. ("Sun"). Under this agreement, the Company expects to sell its Fibre Channel switches to Sun for incorporation into Sun's SAN products. Together with Sun, the Company is in the final stages of testing its new switch for use with Sun products and expects to begin recognizing limited amounts of revenue from Sun beginning in the fourth quarter of 1999. However, the Company cannot be certain that Sun will complete the integration of the Company's switch with Sun's final SAN products and, like other original equipment manufacturer agreements, the Company's agreement with Sun does not guarantee that it will ultimately sell its products to Sun.

As part of the Company's agreement with Sun, it granted Sun a warrant to purchase 1.5 million shares of the Company's common stock at an exercise price of $7.30 per share. The warrant shares are earned at a rate of one share for every $67.00 of product sales to Sun through September 30, 2002. In each period in which the warrant shares are earned, a non-cash sales discount will be recorded. The amount of the non-cash sales discount will be the fair value of the warrant shares which are earned in the period. Fair value of the warrant shares will be calculated by using the Black-Scholes option pricing model. The primary component in the Black-Scholes calculation is the value of the Company's common stock at that time. The value of the warrant shares, and the corresponding sales discount, increases as the Company's stock price increases. Conversely, the value of the warrant shares, and the corresponding sales discount, decreases as the Company's stock price decreases. Since the price of the Company's stock cannot be estimated, it is not possible to estimate the amount of the non-cash sales discount that could be recorded, but it could be significant. Consequently, gross margins could be impacted significantly by the vesting of the Sun warrant shares. For example, if the Company's share price is $30.75, the value of a warrant share would be $29.08 based on the Black-Scholes model. This means that for each $67.00 in gross revenue to Sun, the Company would record a non-cash sales discount of $29.08. Depending on the Company's stock price, this sales discount could cause the Company to report a negative gross margin on sales to Sun. Although these sales discounts will be recorded beginning with initial sales to Sun, no warrant shares will vest until Sun purchases an aggregate of $10 million of products from the Company.

None of the warrant shares will vest until the Company has received a total of $10,000,000 in revenue from Sun. During this period, any warrant shares earned in one quarter will be revalued in subsequent quarters using the then-current Black-Scholes option pricing model, and an additional non-cash sales discount will be recorded if the value of the warrant shares increases or a non-cash sales credit will be recorded if the value of the warrant shares decreases. In the quarter in which we achieve an aggregate of $10,000,000 in revenues from Sun, the Company will perform a final Black-Scholes calculation for the warrant shares earned through the end of that quarter, which will result in a final adjustment to the non-cash sales discount. Thereafter, warrant shares will vest as they are earned, and the Company will record a non-cash discount quarterly based on the Black-Scholes calculation, as described above. No subsequent revaluation will be recorded.

     Gross Profit. Gross profit in the second quarter of 1999 increased to approximately $2,050,000, or 57.0% of sales, from a loss of approximately $4,370,000 in the second quarter of 1998. Gross profit in the first six months of 1999 increased to approximately $2,905,000, or 56.7% of sales, from a loss of approximately $4,027,000 in the first six months of 1998. The significant increase in gross profit shows the effect on the previous year of the special charges of approximately $4,432,000 which were recorded in second quarter of 1998. Gross profit excluding the effects of the special charges was approximately $62,000 (45.3% of sales) and $405,000 (34.3% of sales) for the second quarter and first six months of 1998, respectively.

Gross profit is affected by sales volume and its direct cost and also by indirect costs, such as normal scrap and overhead allocations, the percentage impact of which is decreased as sales increase. Gross profit percentage is also impacted by the mix of product sold within a period. Adapter cards generally have lower margins than switch and service revenue and various switch types have different margins. Excluding the effects of the previous year's special charges, the increase in gross profit for 1999 was due primarily to increased sales volume. The gross profit percentage was positively impacted because (i) indirect costs remained relatively constant; and (ii) the mix of product sold during the period carried greater margins than that sold in the comparable periods in 1998, particularly the revenue from INRANGE. The INRANGE license fee revenue positively impacts margins as substantially all the costs to develop the licensed technology were expended in prior years.

     Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses for the second quarter of 1999 were approximately $2,059,000, or 57.2% of net sales, compared to approximately $1,803,000, or 1,315.5% of net sales, in the second quarter of 1998. Selling, general and administrative expenses for the first six months of 1999 were approximately $3,811,000, or 74.4% of net sales, compared to approximately $3,514,000, or 298.0% of net sales in the same period of 1998. The increase was primarily attributable to additions to staff, particularly sales and customer account management positions, which increased personnel related expenses by approximately $297,000 and $350,000 in the second quarter and first six months of 1999, respectively, as compared with the same periods of 1998.

     Research and Development Expenses. The Company's research and development expenses for the second quarter of 1999 were approximately $1,693,000, or 47.1% of net sales, compared to approximately $1,220,000, or 890.1% of net sales, in the second quarter of 1998. Research and development expenses for the first six months of 1999 were approximately $3,019,000, or 59.0% of net sales, compared to approximately $2,669,000, or 226.3% of net sales in the same period of 1998. Increase in employee and contractor headcount caused labor costs to increase by approximately $160,000 and $250,000 in the second quarter and first six months of 1999, respectively. Additionally, due to the timing of non-recurring engineering charges between periods, expenses related to product development and enhancement increased by approximately $310,000 during the second quarter 1999, but increased by only approximately $140,000 for the first six months of 1999 as compared to similar periods of 1998.

     Other Income (Expense) Interest expense decreased to approximately $5,000 in the second quarter of 1999 from approximately $7,000 in the second quarter of 1998 as the Company completed its obligations on certain capitalized leases. Similarly, interest expense decreased to approximately $11,000 in the first six months of 1999 from approximately $20,000 in the first six months of 1998. Interest income of approximately $60,000 and approximately $99,000 in the second quarters of 1999 and 1998, respectively, and approximately $128,000 and approximately $165,000 in the first six month periods of 1999 and 1998, respectively, was earned from the investment of available cash balances. The interest income in the second quarter and first six months of 1998 was earned from the investment of the net proceeds of the preferred stock offering which occurred in February 1998.

Liquidity and Capital Resources
-------------------------------

The Company's cash, cash equivalents and short-term investments were approximately $8,115,000 as of June 30, 1999, compared to approximately $7,447,000 as of December 31, 1998. For the six months ended June 30, 1999, cash flows used in operating activities totaled approximately $2,240,000, due primarily to the operating loss and increase in end-of-period receivables, offset by the third and final $3,000,000 installment received under the technology licensing agreement with INRANGE. For the six months ended June 30, 1999, cash flows used in investing activities totaled approximately $4,548,000 primarily as a result of the purchase of short-term investments with available cash balances. For the six months ended June 30, 1999, cash flows provided by financing activities totaled approximately $3,503,000, primarily as a result of the exercise of warrants and options to purchase the Company's common stock.

On July 15, 1999, the Company filed a registration statement with the Securities and Exchange Commission for the offering of 2,500,000 shares of its common stock. All of the shares are being offered by the Company. The registration statement also includes an underwriters' over-allotment option for an additional 375,000 shares. The Company believes that the proceeds it receives from this offering, together with interest earned, and anticipated revenues from operations, will provide adequate liquidity to fund its growth, operations, and capital expenditures at least through the next 12 months. However, the Company may need to secure additional financing in order to fund operating and working capital requirements after that. There can be no assurance that additional financing can be obtained with terms acceptable to the Company. Any additional equity financings may be dilutive to existing shareholders, and any debt financing may contain restrictive covenants. The Company's inability to obtain additional financing if and when needed could adversely affect the Company and its operations.


Litigation. The Company is a defendant in a lawsuit brought by Hoyt Properties, Inc. ("Hoyt") venued in Hennepin County District Court in the State of Minnesota. Hoyt claims that the Company breached an agreement which provided that Hoyt would build and lease to the Company an office building to be located in Eden Prairie, Minnesota, and asserts damages in excess of $2,500,000. The Company asserts there was no binding agreement. The Company denies all liability, and alleges that Hoyt refused to provide improvements desirable and necessary to the Company's occupancy of the proposed leased space, and multiple contingencies, conditions, and agreements did not occur. The Company is vigorously defending the case. There has been limited discovery completed to date. However, there is no assurance that any judgment, order or decree against the Company arising out of this action will not have a material adverse effect on the Company or its business. The Company is unable to determine at this time if there will be a material adverse outcome. No provision has been made for any loss that may occur as a result of an adverse outcome of the suit.

Year 2000 Compliance
--------------------

Year 2000 issues exist when computer systems and applications fail to recognize date information correctly when the year changes to 2000. If those computer programs are not corrected, many computer systems could fail or create erroneous results. To date, the Company has experienced no year 2000 issues with any of its internal systems or our products, and it does not expect to experience any.

State of Readiness. The Company has completed an assessment of year 2000 compliance for its critical operating and application systems, specifically its enterprise-wide information systems, analysis tools, computer-aided design systems and supporting operating system infrastructure. The Company considers a product to be year 2000 compliant if the product's performance and functionality are unaffected by the processing of dates before, during and after the year 2000. As a result of its assessment, the Company has determined that through normal recurring system upgrades, the vast majority of its systems are currently, or will be by the end of third quarter 1999, year 2000 compliant. During fiscal 1996 the Company purchased from a world-wide supplier and developer of information systems an enterprise-wide information system. The developer of this information system has provided its clients written assurance that the system will correctly function across the year 2000, as verified by previous system tests and year 2000 certification by the International Technology Association of America. Additionally, the Company's products, including software, are not date sensitive as to functionality.

The potential impact of the year 2000 issue will depend not only on the Company's internal year 2000 compliance, but also on the way in which the year 2000 is addressed by customers, vendors, service utilities, government and other external entities. The Company is communicating with its key customers and vendors to determine how they are addressing the year 2000 issue and to evaluate any likely impact on its business. The Company has requested commitment dates from these parties as to their year 2000 readiness and will continue to monitor vendor compliance. The efforts of third parties are not within the Company's control, however, and their failure to remedy year 2000 issues successfully could result in business disruption, loss of revenue and increased operating cost.

Costs Associated with Year 2000 Compliance. Since year 2000 compliance with regard to the Company's internal systems has been, or will be, significantly achieved through normal system upgrades and not through accelerated or dedicated efforts, the costs of becoming year 2000 compliant has not had and is not expected to have a material effect on the Company's financial position, operations or cash flow.

Risks Associated with Year 2000 Issues. While it is impossible to evaluate every aspect of year 2000 compliance, the Company believes that either of two events would be its most likely year 2000 worst case scenario. The first would be from one or more of the Company's sole or limited source suppliers to fail to be year 2000 compliant or to have its business negatively impacted by year 2000 issues of others. The second would be delays in receiving orders or payments from customers due to year 2000 problems they experience. Similarly, the Company's revenues could be reduced if the market for advanced electronic products declines due to general concerns with year 2000 compliance. At the present time, it is not possible to determine whether any of these events is likely to occur, or to quantify any potential negative impact they may have on the Company's future results of operations and financial condition.

Contingency Plans. The Company is preparing contingency plans specifying what it will do if failures occur in its internal systems, or if important third parties are not Year 2000 compliant. The Company anticipates the process to be complete by early fourth quarter of 1999.

Additional Risks. Any failure by the Company to make its products year 2000 compliant could result in a decrease in sales of its products, an increase in allocation of resources to address year 2000 problems of its customers without additional revenue corresponding to its dedication of resources, or an increase in litigation costs relating to losses suffered by its customers due to year 2000 problems. Failure of its internal systems could temporarily prevent the Company from processing orders, issuing invoices, and developing products, and could require it to devote significant resources to correcting these problems.

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


Safe Harbor Cautionary Statement
--------------------------------

Statements made in this Management's Discussion and Analysis that are not historical in nature, including statements regarding the level of future revenues and expenses, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 and are subject to risks and uncertainties. Factors that may affect the Company's future performance and results are set forth in the Company's filings with the Securities and Exchange Commission and include: the level of market acceptance of Fibre Channel technology and the Company's products and the timing of such acceptance; the ability of the Company to successfully market and sell its products to OEMs and others; the Company's ability to compete with others providing Fibre Channel technology; the timing of customer orders, including whether customers will purchase products from the Company at the rates and times projected by those customers; the success of the products incorporating the Company's technology marketed by INRANGE; the ability of the Company to develop enhancements to its products and technology and keep pace with technological developments; the Company's ability to manage growth; the Company's ability to attract and retain qualified personnel; and the ability of the Company's products to interoperate with products manufactured by others. Retention of $2.0 million of prepaid royalties from INRANGE is contingent upon the Company's completion of certain deliverables defined in the Company's technology license agreement with INRANGE.

                                     ITEM 3
                                     ------

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


                          PART II - OTHER INFORMATION


Item 1.       Legal Proceedings.

     The Company is a defendant in a lawsuit brought by Hoyt Properties, Inc. ("Hoyt") venued in Hennepin County District Court in the State of Minnesota. Hoyt claims that the Company breached a agreement which provided that Hoyt would build and lease to the Company an office building to be located in Eden Prairie, Minnesota, and asserts damages in excess of $2,500,000. The Company asserts there was no binding agreement. The Company denies all liability, and alleges that Hoyt refused to provide improvements desirable and necessary to the Company's occupancy of the proposed leased space, and multiple contingencies, conditions, and agreements did not occur. The Company is vigorously defending the case. There has been limited discovery completed to date. However, there is no assurance that any judgment, order or decree against the Company arising out of this action will not have a material adverse effect on the Company or its business. The Company is unable to determine at this time if there will be a material adverse outcome. No provision has been made for any loss that may occur as a result of an adverse outcome of the suit.


Item 2.  Changes in Securities.

         (a.)     None.

         (b.)     None.

         (c.)     Recent Sales of Unregistered Securities.

                  On June 2, 1999, the Company issued a warrant to purchase up to 1,500,000 shares of Common Stock at a price of $7.30 per share (the "Sun Warrant") to Sun Microsystems, Inc. ("Sun") in connection with a Product Purchase Agreement entered into between the Company and Sun. The Sun Warrant has a term of five years and becomes exercisable as Sun purchases products from the Company. The Sun Warrant was issued pursuant to
                  Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

         The Annual Meeting of Shareholders of Ancor Communications, Incorporated was held on May 12, 1999. Shareholders holding 23,043,738 shares, or approximately 95.8% of the outstanding shares, were represented at the meeting in person or by proxy. Matters submitted at the meeting for vote by the shareholders were as follows:

         a.       Election of Directors.

                  Amyl Ahola was elected to serve as a director of the Company for a term of three years by a vote of 22,681,107 shares for and 362,631 shares withholding. Thomas F. Hunt, Jr. was elected to serve as a director of the Company for a term of three years by a vote of 22,703,827 shares for and 339,911 shares withholding. The terms of Gerald M. Bestler, John F. Carlson, Kenneth E. Hendrickson, Paul F. Lidsky and Michael L. Huntley continued following the meeting.

         b.       Amend the Company's 1995 Employee Stock Purchase Plan.

                  Shareholders approved an amendment to the Company's 1995 Employee Stock Purchase Plan to increase the number of shares of Common Stock authorized to be available for issuance thereunder, from an overall limitation of 75,000 shares of Common Stock of the Company, to an overall limitation equal to 375,000 shares of Common Stock of the Company, with a vote of 21,887,776 shares for, 839,737 shares against, 316,225 shares abstaining and no shares representing broker non-votes.

         c. Ratify KPMG LLP as independent auditors of the Company for fiscal year 1999.

                  Shareholders approved the ratification of KPMG LLP as independent auditors of the Company for fiscal year 1999, with a vote of 22,887,776 shares for, 104,590 shares against, 113,990 shares abstaining and no shares representing broker non-votes.


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

                  4.5(c)   Representative's Warrant.

                  4.6      [Reserved.]

                  4.7(d)   Form of Warrant issued April 28, 1995.

                  4.8      [Reserved.]

                  4.9(d) Form of Warrant issued to John G. Kinnard & Company on October 23, 1995.

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

                  4.18(n) Warrant issued to Sun Microsystems, Inc. on June 2, 1999.

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

                 *10.31(j) Separation and General Release Agreement between the Company and Lee B. Lewis.

                 *10.32(j) Amendments to Ancor Communications, Inc.
                           Non-Employee Director Stock Option Plan filed as
                           exhibit 10.18.

                  27.1(o)  Financial Data Schedule.

----------------------------------
*    Indicates management contract or compensatory plan or agreement.

(a) Incorporated by reference to the Company's Registration Statement on Form SB- 2 filed March 11, 1994.

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

(n)      Incorporated by reference to the Company's Form 8-K filed June 11,
         1999.

(o)      Included herewith.


         (b.) Reports on Form 8-K.

              Current Report on Form 8-K filed June 11, 1999
              Current Report on Form 8-K filed July 16, 1999
              Current Report on Form 8-K filed July 22, 1999

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       ANCOR COMMUNICATIONS, INCORPORATED



Dated:  July 26, 1999                  By /s/ Kenneth E. Hendrickson
                                          ------------------------------
                                          Kenneth E. Hendrickson
                                          Chairman of the
                                          Board & Chief Executive Officer



Dated:  July 26, 1999                  By /s/ Steven E. Snyder
                                          ------------------------------
                                         Steven E. Snyder
                                         Vice President,
                                         Chief Financial Officer & Secretary

                                Exhibit Index To
                                   Form 10-Q
                           ANCOR COMMUNICATIONS, INC.
                             For the Quarter Ended
                                 June 30, 1999


         Exhibit
         Number  Description
         ------  -----------

          27.1   Financial Data Schedule.