Form 10-Q
period 1999-09-30
ANCOR COMMUNICATIONS INC /MN/
filed 1999-11-15
CIK 920636

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For Quarterly Period Ended September 30, 1999

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


             6321 Bury Drive Suite 13 Eden Prairie, Minnesota 55346
             ------------------------------------------------------
               (Address of principal executive offices) (Zip code)

        Registrant's Telephone number, including area code (612) 932-4000
                                                           --------------

               6130 Blue Circle Drive Minnetonka, Minnesota 55343
               --------------------------------------------------
                  (Former address, effective October 15, 1999)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                                  27,756,250
                   ----------------------------------------
                   (Number of shares of common stock of the
                 registrant outstanding as of November 1, 1999)




-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       ANCOR COMMUNICATIONS, INCORPORATED

                                    Form 10-Q
                         For the Quarterly Period Ended
                               September 30, 1999

                                                                          Page
                                                                          ----
PART I -  FINANCIAL INFORMATION
------    ---------------------
          ITEM 1:  FINANCIAL STATEMENTS

                   Balance Sheets as of September 30, 1999 (unaudited)
                   and December 31, 1998                                    3

                   Statements of Operations for the three
                   and nine month periods ended September 30, 1999
                   and 1998 (unaudited)                                     4

                   Statements of Cash Flows for the nine
                   month periods ended September 30, 1999
                   and 1998 (unaudited)                                     5

                   Notes to Financial Statements                            6


          ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS                                               8

          ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISKS                                      14


PART II - OTHER INFORMATION                                                15
-------   -----------------

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS
                          -----------------------------

                       ANCOR COMMUNICATIONS, INCORPORATED
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                        September 30,           December 31,
                                                                                            1999                    1998
                                                                                     --------------------   --------------------
         ASSETS

Current Assets:
   Cash and cash equivalents                                                         $         1,049,133     $        3,477,236
   Short-term investments                                                                     70,878,968              3,970,137
   Accounts receivable, less allowances of $64,492 and $39,492, respectively                   3,091,902                442,600
   Inventories                                                                                 3,320,663              1,288,868
   Prepaid expenses and other current assets                                                     439,646                110,398
                                                                                     --------------------    -------------------
              Total current assets                                                            78,780,312              9,289,239

Equipment, net of accumulated depreciation                                                     3,346,213              3,120,618

Patents, prepaid royalties, and other assets,
       net of accumulated amortization                                                           220,830                195,668
Capitalized software development costs,
       net of accumulated amortization                                                            23,948                132,568
                                                                                     ====================    ===================
TOTAL ASSETS                                                                         $        82,371,303     $       12,738,093
                                                                                     ====================    ===================

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term debt                                              $            63,975     $          139,791
   Accounts payable                                                                            1,447,779                448,383
   Accrued liabilities                                                                         1,266,907                955,676
   Unearned revenue, current                                                                   2,788,700              2,146,936
                                                                                     --------------------    -------------------
              Total current liabilities                                                        5,567,361              3,690,786

Long-term unearned revenue, less current                                                       5,738,210              3,727,919
Long-term debt, less current maturities                                                           80,545                110,997

Shareholders' Equity:
   Preferred stock, par value $.01 per share,
        authorized 5,000,000 shares; issued and outstanding
        Series C, none in 1999 and 229 in 1998                                                         -                      2
   Common stock, par value $.01 per share,
        authorized 40,000,000 shares; issued and outstanding
        27,733,543 shares in 1999 and 23,265,819 shares in 1998                                  277,335                232,658
   Additional paid-in capital                                                                117,921,801             46,566,386
   Accumulated deficit                                                                       (47,213,949)           (41,590,655)
                                                                                     --------------------    -------------------
              Total shareholders' equity                                                      70,985,187              5,208,391
                                                                                     --------------------    -------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $        82,371,303     $       12,738,093
                                                                                     ====================    ===================

                       See Notes to Financial Statements

                       ANCOR COMMUNICATIONS, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended                     Nine Months Ended
                                                           September 30,                        September 30,
                                                 -------------------------------      ----------------------------------

                                                     1999             1998                 1999               1998
                                                 --------------   --------------      ----------------  ----------------

Net sales                                        $    4,012,099   $      230,301      $      9,130,468  $      1,409,563
Cost of goods sold                                    2,121,539          200,898             4,335,382         5,407,417
                                                 --------------   --------------      ----------------  ----------------

   Gross profit (loss)                                1,890,560           29,403             4,795,086        (3,997,854)

Operating expenses
   Selling, general and administrative                2,113,051        1,813,094             5,923,579         5,326,894
   Research and development                           1,989,084        1,335,624             5,008,321         4,004,700
                                                 --------------   --------------      ----------------  ----------------

   Total operating expenses                           4,102,135        3,148,718            10,931,900         9,331,594
                                                 --------------   --------------      ----------------  ----------------

   Operating loss                                    (2,211,575)      (3,119,315)           (6,136,814)      (13,329,448)

Nonoperating income (expense)
   Interest expense                                      (4,982)          (7,838)              (15,807)          (28,020)
   Other, primarily interest income                     401,497           11,549               529,326           176,211
                                                 --------------   --------------      ----------------  ----------------

   Net loss                                          (1,815,060)      (3,115,604)           (5,623,294)      (13,181,257)

   Accretion on convertible preferred stock                   -         (239,908)              (12,011)         (664,621)
                                                 --------------   --------------      ----------------  ----------------

   Net loss attributable to common shareholders  $   (1,815,060)  $   (3,355,512)     $     (5,635,305) $    (13,845,878)
                                                 ==============   ==============      ================  ================

Basic and diluted net loss per common share      $        (0.07)  $        (0.24)     $          (0.23) $          (1.11)
                                                 ==============   ==============      ================  ================

Weighted average common shares
outstanding                                          26,349,185       13,731,135            24,852,557        12,528,182
                                                 ==============   ==============      ================  ================

                       See Notes to Financial Statements

                       ANCOR COMMUNICATIONS, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                -----------------------------------------------
                                                                                        1999                      1998
                                                                                --------------------       --------------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                                      $        (5,623,294)      $        (13,181,257)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
       Writedown of inventory to net realizable value                                              -                  4,257,657
       Depreciation and amortization                                                       1,210,928                  1,024,695
       Changes in current assets and liabilities:
              Accounts receivable                                                         (2,649,302)                 1,244,659
              Inventories                                                                 (2,031,795)                (3,788,582)
              Prepaid expenses and other                                                    (329,248)                   (99,388)
              Accounts payable                                                               999,396                   (369,037)
              Accrued liabilities                                                            311,231                    659,708
              Unearned revenue                                                             2,652,055                  3,138,593
                                                                                 -------------------       --------------------

   Net cash used in operating activities                                                  (5,460,029)                (7,112,952)
                                                                                 -------------------       --------------------


CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of equipment                                                                 (1,216,042)                  (244,450)
   Purchase of short-term investments                                                   (519,463,591)                (9,969,156)
   Sale of short-term investments                                                        452,554,760                  8,971,874
   Investment in other, net                                                                 (127,658)                   (33,407)
                                                                                 -------------------       --------------------

   Net cash used in investing activities                                                 (68,252,531)                (1,275,139)
                                                                                 -------------------       --------------------


CASH FLOW FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                                     (115,633)                  (129,702)
   Net proceeds from sale of preferred stock                                                       -                 10,239,724
   Net proceeds from sale of common stock                                                 64,898,051                          -
   Net proceeds from exercise of warrants and options                                      6,502,039                    184,667
                                                                                 -------------------       --------------------


   Net cash provided by financing activities                                              71,284,457                 10,294,689
                                                                                 -------------------       --------------------


Net decrease in cash                                                                      (2,428,103)                 1,906,598
Cash, beginning of period                                                                  3,477,236                  2,001,404
                                                                                 -------------------       --------------------
Cash, end of period                                                              $         1,049,133       $          3,908,002
                                                                                 ===================       ====================

Supplemental Schedule of Noncash Investing and Financing Activities:
   Equipment acquired under capital lease                                        $             9,365       $            222,673
                                                                                 ===================       ====================
   Warrants issued under license agreement                                       $                 -       $            768,064
                                                                                 ===================       ====================

                       See Notes to Financial Statements

                       ANCOR COMMUNICATIONS, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1999.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted.

NOTE 2 - INVENTORIES

Inventories at September 30, 1999 and December 31, 1998 consisted of:

                                                         1999          1998
--------------------------------------------------------------------------------
Raw materials                                         $ 4,702,128   $ 4,031,546
Work in process                                           553,421             -
Finished goods consigned to customers and others        1,044,486       779,054
Finished goods                                          2,317,202     1,289,577
Reserve for obsolescence                               (5,296,574)   (4,811,309)
                                                      -------------------------
                                                      $ 3,320,663   $ 1,288,868
                                                      =========================
NOTE 3 - NET LOSS PER SHARE

The Company computes net loss per common share based upon the weighted average number of common shares outstanding during the period. Potential common shares, consisting of options, warrants and convertible preferred stock for all periods, were not included in the computation as their effect was antidilutive. Premiums earned by preferred shareholders are included in the net loss attributable to common shareholders computation. Basic and diluted loss per-share amounts are the same in each period presented.

NOTE 4 - CONTINGENCY

The Company is a defendant in a lawsuit brought by Hoyt Properties, Inc. ("Hoyt") venued in Hennepin County District Court in the State of Minnesota. Hoyt claims that the Company breached an agreement which provided that Hoyt would build and lease to the Company an office building to be located in Eden Prairie, Minnesota, and asserts damages in excess of $2,500,000. The Company asserts there was no binding agreement. The Company denies all liability, and alleges that Hoyt refused to provide improvements desirable and necessary to the Company's occupancy of the proposed leased space, and multiple contingencies, conditions, and agreements did not occur. The Company is vigorously defending the case. There has been limited discovery completed to date, and the case has been set for trial in late January 2000. However, there is no assurance that any judgment, order or decree against the Company arising out of this action will not have a material adverse effect on the Company or its business. The Company is unable to determine at this time if there will be a material adverse outcome. No provision has been made for any loss that may occur as a result of an adverse outcome of the suit.

                       See Notes to Financial Statements

NOTE 5 - UNEARNED REVENUE

On September 24, 1998 the Company entered into a technology licensing agreement with INRANGE Technologies Corporation ("Inrange"), a unit of General Signal Corporation. Under the agreement, Inrange paid the Company $9,000,000 in three equal installments: on September 25, 1998, December 15, 1998, and March 31, 1999. The $9,000,000 is comprised of (i) approximately $6,200,000 for licensing fees; (ii) approximately $800,000 in warrants to purchase 750,000 shares of the Company's common stock at prices prices ranging from $2.50 to $10.00; and (iii) $2,000,000 of prepaid royalties. The $6,200,000 is being recognized as revenue evenly over the term of the agreement which is 60 months and the $2,000,000 royalty will be recorded as revenue as Inrange products ship and royalties are earned. As of March 31, 1999, the Company received all three $3,000,000 payments, totalling $9,000,000. This amount, reduced by the value of the warrants granted, and further reduced by twelve months of revenue recognized, has been recorded as unearned revenue in the September 30, 1999 balance sheet.

NOTE 6 - SUN AGREEMENT

On June 2, 1999, the Company entered into a product purchase agreement with Sun Microsystems, Inc. (Sun). This agreement provides Sun the ability to distribute the Company's product for a period of two years with automatic extensions for one-year periods unless there is written notice of termination within 180 days of an anniversary date.

In addition, Sun received a warrant to purchase an aggregate of 1,500,000 shares of common stock of the Company at an exercise price of $7.30 per share. Upon Sun purchasing $10,000,000 of the Company's product, the warrant will vest with respect to 149,253 shares of common stock. Subsequent purchases of the Company's product will vest quarterly at a rate of one warrant for each $67 of purchases through September 30, 2002. This warrant expires five years from the date of the agreement.

                       See Notes to Financial Statements

                                     ITEM 2
                                     ------

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Results of Operations

For the three and nine months ended September 30, 1999 and 1998.

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of net sales.

                                 For the Three Months     For the Nine Months
                                  Ended September 30      Ended September 30
                                 --------------------     -------------------
                                   1999         1998        1999        1998
                                   ----         ----        ----        ----
Net Sales                         100.0%       100.0%      100.0%      100.0%
Cost of Goods Sold                 52.9         87.2        47.5       383.6

Gross Profit                       47.1         12.8        52.5      (283.6)

Operating Expenses:
  Selling, general & admin.        52.7        787.3        64.9       377.9
  Research & development           49.6        579.9        54.9       284.1

Total operating expenses          102.2      1,367.2       119.7       662.0

Operating loss                    (55.1)    (1,354.5)      (67.2)     (945.6)

Other income (expense)
  Interest expense                 (0.1)        (3.4)       (0.2)       (2.0)
  Other, net                       10.0          5.0         5.8        12.5
                                 ------     --------      ------      ------

Net Loss                          (45.2)%   (1,352.8)%     (61.6)%    (935.1)%
                                 ======     ========      ======      ======

         Net Sales. Net sales for the third quarter 1999 increased by approximately $3,782,000 (1,644%) from 1998 to approximately $4,012,000. Net sales for the nine months ended September 30, 1999 increased by approximately $7,721,000 (548%) to approximately $9,130,000. The increases in net sales are attributable to (i) an increase in the shipments of the Company's Fibre Channel switches to Original Equipment Manufacturer ("OEM") customers as a result of the Company's shift in marketing focus to opportunities in the storage area network ("SAN") market; (ii) a large shipment in the second quarter of the Company's Fibre Channel switches to Boeing for a LAN application; and (iii) license fee revenue of approximately $312,000 and $935,000 in the three and nine month periods ended September 30, 1999, respectively, from INRANGE Technologies Corporation ("INRANGE"). These increases in revenue were offset by decreases in sales to the Company's Japanese distributor. Future sales to the Company's current Japanese distributor, Netmarks, Inc., are uncertain.

For the three and nine months ended September 30, 1999, SAN revenue was approximately $3.9 million and $4.6 million, respectively. Non-SAN revenue was approximately $0.1 million and $2.5 million, respectively, for the same periods. SAN revenue by quarter in 1999 grew from approximately $1.0 million in the first quarter to $1.7 million in the second quarter to $3.9 million in the third quarter; an average quarter-to-quarter growth rate for SAN revenue of approximately 100%. While the Company anticipates continued growth in sales, it expects the SAN revenue growth rate from third quarter to fourth quarter 1999 to be less than 100%.

In June 1999, the Company entered into an original equipment manufacturing agreement with Sun Microsystems. Under this agreement, the Company expects to sell its Fibre Channel switches to Sun for incorporation into Sun's SAN products. Together with Sun, the Company is in the final stages of testing its new switch for use with Sun products and expects to begin recognizing limited amounts of revenue from Sun beginning in the fourth quarter of 1999. However, the Company cannot be certain that Sun will complete the integration of the Company's switch with Sun's final SAN products and, like other original equipment manufacturer agreements, the Company's agreement with Sun does not guarantee that it will ultimately sell its products to Sun.

As part of the Company's agreement with Sun, it granted Sun a warrant to purchase 1.5 million shares of the Company's common stock at an exercise price of $7.30 per share. The warrant shares are earned at a rate of one share for every $67.00 of product sales to Sun through September 30, 2002. In each period in which the warrant shares are earned, a non-cash sales discount will be recorded. The amount of the non-cash sales discount will be the fair value of the warrant shares which are earned in the period. Fair value of the warrant shares will be calculated by using the Black-Scholes option pricing model. The primary component in the Black-Scholes calculation is the value of the Company's common stock at that time. The value of the warrant shares, and the corresponding sales discount, increases as the Company's stock price increases. Conversely, the value of the warrant shares, and the corresponding sales discount, decreases as the Company's stock price decreases. Since the value of the Company's stock cannot be estimated, it is not possible to estimate the amount of the non-cash sales discount that could be recorded, but it could be significant. Consequently, gross margins could be impacted significantly by the vesting of the Sun warrant shares. For example, if the Company's share price is $40.00, the value of a warrant share would be $37.60 based on the Black Scholes model. This means that for each $67.00 in gross revenue to Sun, we would record a non-cash sales discount of $37.60. Depending on the Company's stock price, this sales discount could cause the Company to report a negative gross margin on sales to Sun. Although these sales discounts will be recorded beginning with initial sales to Sun, no warrant shares will vest until Sun purchases an aggregate of $10 million of products from the Company.
There were no such sales discounts recorded in the periods presented.

None of the warrant shares will vest until the Company has received a total of $10,000,000 in revenue from Sun. During this period, any warrant shares earned in one quarter will be revalued in subsequent quarters using the then-current Black-Scholes option pricing model, and an additional non-cash sales discount will be recorded if the value of the warrant shares increases or a non-cash sales credit will be recorded if the value of the warrant shares decreases. In the quarter in which the Company achieves an aggregate of $10,000,000 in revenues from Sun, the Company will perform a final Black-Scholes calculation for the warrant shares earned through the end of that quarter, which will result in a final adjustment to the non-cash sales discount. Thereafter, warrant shares will vest as they are earned, and the Company will record a non-cash discount quarterly based on the Black-Scholes calculation, as described above. No subsequent revaluation will be recorded.


         Gross Profit. Gross profit in the third quarter of 1999 increased to approximately $1,891,000, or 47.1% of sales, from of a gross profit of approximately $29,000 in the third quarter of 1998. Gross profit in the first nine months of 1999 increased to approximately $4,795,000, or 52.5% of sales, from a loss of approximately $3,998,000 in the first nine months of 1998. The significant increase in gross profit shows the effect on the previous year of the special charges of approximately $4,428,000 which were recorded in second quarter of 1998. These charges included: (i) $4,015,000 provision for excess or obsolete inventory, (ii) $243,000 provision for future commitments to purchase excess or obsolete inventory, and (iii) $170,000 fee for canceling an order for excess or obsolete inventory. Gross profit excluding the effects of the special charges was approximately $434,000 (30.8% of sales) for the first nine months of 1998.

Gross profit is affected by sales volume and its direct cost and also by indirect costs, such as normal scrap and overhead allocations, the percentage impact of which is decreased as sales increase. Gross profit percentage is also impacted by the mix of product sold within a period, as well as by the mix of customers. Service and license fee revenues generally have higher margins than switch revenue, and various switch types have different margins. Similarly, revenue generated by lower volume customers yields higher margins than that from higher volume customers. Excluding the effects of the previous year's special charges, the increase in gross profit for 1999 was due primarily to increased sales volume. The gross profit percentage was positively impacted because (i) indirect costs remained relatively constant; (ii) the mix of product sold during the period carried greater margins than that sold in the comparable periods in 1998, particularly the license fee revenue from INRANGE; and (iii) a greater share of the switch revenue was generated by lower-volume customers.

         Selling, General and Administrative Expenses. The Company's selling, general and administrative expenses for the third quarter of 1999 were approximately $2,113,000, or 52.7% of net sales, compared to approximately $1,813,000, or 787.3% of net sales, in the third quarter of 1998. Selling, general and administrative expenses for the first nine months of 1999 were approximately $5,924,000, or 64.9% of net sales, compared to approximately $5,327,000, or 377.9% of net sales in the same period of 1998. The dollar increase was primarily attributable to additions to staff, particularly sales and customer account management positions, which increased personnel related expenses by approximately $342,000 and $695,000 in the third quarter and first nine months of 1999, respectively, as compared with the same periods of 1998.

         Research and Development Expenses. The Company's research and development expenses for the third quarter of 1999 were approximately $1,989,000, or 49.6% of net sales, compared to approximately $1,336,000, or 579.9% of net sales, in the third quarter of 1998. Research and development expenses for the first nine months of 1999 were approximately $5,008,000, or 54.9% of net sales, compared to approximately $4,005,000, or 284.1% of net sales in the same period of 1998. Increase in employee and contractor headcount caused labor costs to increase by approximately $366,000 and $876,000 in the third quarter and first nine months of 1999, respectively, compared to the same periods of the prior year. Additionally, expenses related to product development and enhancement increased by approximately $398,000 and $535,000 during the third quarter and first nine months of 1999, as compared to similar periods of 1998. These expenses were offset by an allocation to construction-in-progress of expenses related to a contract for INRANGE. The allocation amounts were approximately $185,000 and $496,000 for the third quarter and first nine months of 1999, respectively. The cost and related revenue of the contract will be recognized under the completed contract method.

         Other Income (Expense) Interest expense decreased to approximately $5,000 in the third quarter of 1999 from approximately $8,000 in the third quarter of 1998 as the Company completed its obligations on certain capitalized leases. Similarly, interest expense decreased to approximately $16,000 in the first nine months of 1999 from approximately $28,000 in the first nine months of 1998. Other income of approximately $401,000 and approximately $12,000 in the third quarters of 1999 and 1998, respectively, and approximately $529,000 and approximately $176,000 in the first nine month periods of 1999 and 1998, respectively, was primarily interest income earned from the investment of available cash balances. The interest income in the third quarter and first nine months of 1998 was earned from the investment of the net proceeds of the preferred stock offering which occurred in February 1998. The interest income in the third quarter of 1999 was earned from the investment of the net proceeds received from the sale of the Company's common stock which occurred in August 1999.

Liquidity and Capital Resources

The Company's cash, cash equivalents and short-term investments were approximately $71,928,000 as of September 30, 1999, compared to approximately $7,447,000 as of December 31, 1998. For the nine months ended September 30, 1999, cash flows used in operating activities totaled approximately $5,460,000, due primarily to the operating loss, an increase in end-of-period receivables, and an increase in inventory purchases made in anticipation of OEM sales. These increases were offset by the third and final $3,000,000 installment received under the technology licensing agreement with INRANGE. For the nine months ended September 30, 1999, cash flows used in investing activities totaled approximately $68,253,000 primarily as a result of the purchase of short-term investments using the Company's August 1999 common stock offering proceeds. For the nine months ended September 30, 1999, cash flows provided by financing activities totaled approximately $71,284,000, primarily as a result of the sale of the Company's common stock, as well as exercise of warrants and options to purchase the Company's common stock.

On August 24, 1999, the Company completed a secondary offering of 2,500,000 shares of its common stock at $27 5/8 per share which resulted in net proceeds of approximately $64,898,000. The Company believes that the proceeds it received from the offering, together with interest earned, and anticipated revenues from operations, will provide adequate liquidity to fund its growth, operations, and capital expenditures at least through the next 12 months. However, the Company may need to secure additional financing in order to fund operating and working capital requirements after that. There can be no assurance that additional financing can be obtained with terms acceptable to the Company. Any additional equity financings may be dilutive to existing shareholders, and any debt financing may contain restrictive covenants. The Company's inability to obtain additional financing if and when needed could adversely affect the Company and its operations.


Litigation. The Company is a defendant in a lawsuit brought by Hoyt Properties, Inc. ("Hoyt") venued in Hennepin County District Court in the State of Minnesota. Hoyt claims that the

Company breached an agreement which provided that Hoyt would build and lease to the Company an office building to be located in Eden Prairie, Minnesota, and asserts damages in excess of $2,500,000. The Company asserts there was no binding agreement. The Company denies all liability, and alleges that Hoyt refused to provide improvements desirable and necessary to the Company's occupancy of the proposed leased space, and multiple contingencies, conditions, and agreements did not occur. The Company is vigorously defending the case. There has been limited discovery completed to date, and the case has been set for trial in late January 2000. However, there is no assurance that any judgment, order or decree against the Company arising out of this action will not have a material adverse effect on the Company or its business. The Company is unable to determine at this time if there will be a material adverse outcome. No provision has been made for any loss that may occur as a result of an adverse outcome of the suit.


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

State of Readiness. The Company has completed an assessment of, and remediation for, year 2000 compliance for its critical operating and application systems, specifically its enterprise-wide information systems, analysis tools, computer-aided design systems and supporting operating system infrastructure. The Company considers a product to be year 2000 compliant if the product's performance and functionality are unaffected by the processing of dates before, during and after the year 2000. As a result of its assessment, the Company has determined that through normal recurring system upgrades as well as remediation efforts, its critical systems are currently year 2000 compliant, and its non-critical systems will be compliant by early fourth quarter of 1999. During fiscal 1996 the Company purchased from a world-wide supplier and developer of information systems an enterprise-wide information system. The developer of this information system has provided its clients written assurance that the system will correctly function across the year 2000, as verified by previous system tests and year 2000 certification by the International Technology Association of America. Additionally, the Company's products, including software, are not date sensitive as to functionality.

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

Costs Associated with Year 2000 Compliance. Year 2000 compliance with regard to the Company's internal systems has been significantly achieved through normal system upgrades and through minor accelerated or dedicated remediation efforts which have not had a material effect on the Company's financial position, operations or cash flow.

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

Contingency Plans. The Company is preparing and will continue to prepare contingency plans specifying what it will do if failures occur in its internal systems, or if important third parties are not Year 2000 compliant, during the fourth quarter of 1999.

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


Safe Harbor Cautionary Statement

Statements made in this Management's Discussion and Analysis that are not historical in nature, including statements regarding the level of future revenues and expenses, expected revenue from the SAN market and the timing of purchases by Sun, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 and are subject to risks and uncertainties. Factors that may affect the Company's future performance and results are set forth in the Company's filings with the Securities and Exchange Commission and include: the level of market acceptance of Fibre Channel technology and the Company's products and the timing of such acceptance; the ability of the Company to successfully market and sell its products to OEMs and others; the Company's ability to compete with others providing Fibre Channel technology; the timing of customer orders, including whether customers will purchase products from the

Company at the rates and times projected by those customers; the success of the products incorporating the Company's products and/or technology marketed by the Company's customers; the ability of the Company to develop enhancements to its products and technology and keep pace with technological developments; the Company's ability to manage growth; the Company's ability to attract and retain qualified personnel; and the ability of the Company's products to interoperate with products manufactured by others. Retention of $2.0 million of prepaid royalties from INRANGE is contingent upon the Company's completion of certain deliverables defined in the Company's technology license agreement with INRANGE.


                                     ITEM 3
                                     ------

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments, derivative commodity instruments or other such financial instruments. Contracts with international customers are entered into in US dollars, precluding the need for foreign currency hedges. Additionally, the Company invests in money market funds and in U.S. government obligations (primarily U.S. Treasury bills) which experience minimal volatility. Thus, the exposure to market risk is not significant.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         The Company is a defendant in a lawsuit brought by Hoyt Properties, Inc. ("Hoyt") venued in Hennepin County District Court in the State of Minnesota. Hoyt claims that the Company breached an agreement which provided that Hoyt would build and lease to the Company an office building to be located in Eden Prairie, Minnesota, and asserts damages in excess of $2,500,000. The Company asserts there was no binding agreement. The Company denies all liability, and alleges that Hoyt refused to provide improvements desirable and necessary to the Company's occupancy of the proposed leased space, and multiple contingencies, conditions, and agreements did not occur. The Company is vigorously defending the case. There has been limited discovery completed to date, and the case has been set for trial in late January 2000. However, there is no assurance that any judgment, order or decree against the Company arising out of this action will not have a material adverse effect on the Company or its business. The Company is unable to determine at this time if there will be a material adverse outcome. No provision has been made for any loss that may occur as a result of an adverse outcome of the suit.


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

                  3.4m   Amendment to Bylaws adopted October 21, 1998.

                  4.1 a Loan and Warrant Purchase Agreement, dated as of June 24, 1992, between Ancor Communications, Incorporated and International Business Machines Incorporated.

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

                  4.14g  Certificate of Designation of Series B Preferred Stock.

                  4.15i  Certificate of Designation of Series C Preferred Stock.

                  4.16j Form of Warrant issued to Dunwoody Brokerage Services, Inc. on February 19, 1998.

                  4.17l Form of Warrant issued to Inrange Technologies, Inc. on September 24, 1998.

                  4.18n  Warrant issued to Sun Microsystems, Inc. on June 2,
                         1999.

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

                 *10.5a Employment Agreement, dated January 1, 1994, between Ancor Communications, Incorporated and Stephen C. O'Hara.

                  10.6   [Reserved.]

                  10.7   [Reserved.]

                  10.8a Sublease, dated March 29, 1988, by and between Anderson Cornelius and Unisys Corporation, formerly known as Burroughs Corporation.

                  10.9 a Sublease, Amendment Agreement, dated March 8, 1989, by and between Anderson Cornelius and Unisys Corporation, formerly known as Burroughs Corporation.

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

                  10.14  [Reserved.]

                  10.15  [Reserved.]

                  10.16  [Reserved.]

                 *10.17e Ancor Communications, Inc. 1995 Employee Stock Purchase
                         Plan.

                 *10.18m Amendment to Ancor Communications, Inc., 1995 Employee
                         Stock Purchase Plan, effective September 1, 1998.

                 *10.19e Ancor Communications, Inc. Non-Employee Director Stock
                         Option Plan.

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

                 *10.31j Separation and General Release Agreement between the
                         Company and Lee B. Lewis.

                 *10.32j Amendments to Ancor Communications, Inc. Non-Employee
                         Director Stock Option Plan filed as exhibit 10.18.

                  10.33o Underwriting Agreement dated August 19, 1999 between the Company and the Representatives of the Underwriters named therein.

                  10.34p Lease, dated October 1, 1999, by and between the
                         Company and Liberty Property Limited.

                  10.35p First Amendment to Lease, dated October 29, 1999, by and between the Company and Liberty Property Limited.

                  27.1p  Financial Data Schedule.

-------------------
*    Indicates management contract or compensatory plan or agreement.

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

m Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1998.

n    Incorporated by reference to the Company's Form 8-K filed June 11. 1999.

o Incorporated by reference to Exhibit 1.1 to Amendment No. 1 to the Registration Statement on Form S-3 (SEC File No. 333-82947) filed July 26, 1999.

p    Included herewith.


     (b.)     Reports on Form 8-K

              None.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ANCOR COMMUNICATIONS, INCORPORATED



Dated: November 11, 1999                By /s/ Kenneth E. Hendrickson
                                          ------------------------------
                                                  Kenneth E. Hendrickson
                                                 Chairman of the Board &
                                                 Chief Executive Officer



Dated: November 11, 1999                By /s/ Steven E. Snyder
                                          ------------------------------
                                                        Steven E. Snyder
                                                         Vice President,
                                               Chief Financial Officer &
                                                               Secretary