Form 10-K405
period 1999-12-31
ANCOR COMMUNICATIONS INC /MN/
filed 2000-03-30
CIK 920636

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

(Mark One)
    [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the year ended December 31, 1999

    [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934.

Commission File Number 1-2982
                       ------

                       ANCOR COMMUNICATIONS, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Minnesota                                     41-1569659
            ---------                                     ----------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

6321 Bury Drive,  Eden Prairie, Minnesota                 55346-1739
-----------------------------------------                 ----------
(Address of principal executive offices)                  (Zip code)

        Registrant's Telephone number, including area code (952) 932-4000
                                                           --------------


           Securities registered pursuant to Section 12(b) of the Act:


  Title of each class                  Name of each exchange on which registered
---------------------                  -----------------------------------------
Common Stock, par value                         Pacific Exchange, Inc.
   $.01 per share

           Securities registered pursuant to Section 12(g) of the Act:
                         Preferred Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 10, 2000, the Company had 29,154,450 shares of Common Stock outstanding. The aggregate market value of the 29,037,134 shares of Common Stock held by non-affiliates of the Company was $1,359,315,354, based on the closing share price on March 15, 2000 on the Nasdaq Stock Market.

Documents incorporated by reference: Certain responses to Part III are incorporated herein by reference to information contained in the Company's definitive proxy statement for its 2000 annual meeting of shareholders to be filed with the Securities and Exchange Commission on or before April 29, 2000.


================================================================================

                                TABLE OF CONTENTS



Item 1.  Business............................................................  3

Item 2.  Properties.......................................................... 16

Item 3.  Legal Proceedings................................................... 16

Item 4.  Submission of Matters to a Vote of Security Holders................. 16

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related
         Shareholder Matters................................................. 17

Item 6.  Selected Financial Data............................................. 18

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 19

Item 7A. Quantitative and Qualitative Disclosures about Market Risks......... 25

Item 8.  Financial Statements and Supplementary Data......................... 26

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................ 26

                                    Part III

Item 10. Directors, Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act................... 27

Item 11. Executive Compensation.............................................. 27

Item 12. Security Ownership of Certain Beneficial Owners and Management...... 27

Item 13. Certain Relationships and Related Transactions...................... 27

                                     Part IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K... 28

                                     PART I

Item 1.  Business

Overview
--------

Ancor Communications, Inc. ("the Company") provides a wide range of fibre channel switching solutions for storage area networks ("SANs"), which are networks that connect a company's data storage systems and computer servers. The Company's GigWorks and SANBox brands of fibre channel switches enable a company to cost-effectively manage growth of its data storage requirements, improve the data transfer performance between its servers and data storage systems, increase user access to data, increase the size and scope of its SAN, and improve the performance of its local area network, or LAN, by offloading data storage applications to the SAN. The Company sells its fibre channel switching solutions primarily to original equipment manufacturers ("OEMs"), and its customers include Sun Microsystems, MTI Technology, Hitachi Data Systems, INRANGE Technologies, Prisa Networks, Advanced Digital Information Corp, Thomson Broadcast and Forefront Graphics.

The Company's key technological advantages lie in its ability to design highly-integrated application specific integrated circuits, or ASICs, which provide cost, reliability and performance benefits compared to other fibre channel switches, and in its fibre channel architecture, which significantly improves the scalability and performance of large SANs. These advantages allow the Company to provide fibre channel switches that offer what the Company believes is the broadest line of switches with the best combination of scalability, reliability, performance and cost of any fibre channel switch on the market.

Industry Overview
-----------------

Significant growth in critical data requirements

During the past decade, the volume of data created, processed and accessed throughout organizations has increased dramatically. This growth has been driven by a number of factors, including companies' increased dependence on data-intensive software applications to manage and grow their businesses. These applications include: complex enterprise resource planning, or ERP, systems; sophisticated database gathering and retrieval techniques, known as data warehousing and data mining; and imaging and graphics applications. More recently, the volume of business-critical data has accelerated as organizations have embraced the internet and electronic commerce initiatives as key components of their strategies. As companies expand electronic transactions with both suppliers and customers, the need for access to large volumes of data on a real-time basis will continue to increase. Growth in data storage has also been driven by the continued use of digital media, including voice, video and music, which is being stored and transmitted in electronic form to more efficiently reach a broad group of users. International Data Corporation, an independent research firm, estimated in December 1999 that the worldwide volume of server stored data would increase at a compound annual growth rate of 80% between 1999 and 2003.

Server-to-storage traffic jam

As data has increased significantly in both volume and importance, the ability of businesses to access this data in a fast, reliable and efficient basis throughout the organization has become extremely important. In recent years, there have been significant technological advancements in LANs for the transfer of data between the server, which delivers the data, and the client, which receives the data over the network. For example, the adoption of high-speed technologies like gigabit ethernet has increased LAN transmission speeds dramatically. Improvements have also been made in the ability to share access to multiple servers, increase the number of connected devices on a network, and increase the distance between the devices.

The server-to-storage connection has not kept pace with the enhancements made in LAN technologies. During the 1980s, the small computer systems interface, or SCSI, was adopted as the standard for the server-to-storage interface. This standard, which has traditionally governed the input-output, or I/O, communication between the server and its dedicated storage system, has several limitations including the number of connections which can be supported, the distance by which connected devices can be separated, and the performance and capacity of the connection. As a result, employees, customers and suppliers attempting to access data on a real-time basis often experience difficulty as a data traffic jam develops between the server and the attached storage device. This problem is exacerbated by the greater volume of transactions on corporate networks and the increased complexity associated with the management of a larger number of storage devices.

Emergence of fibre channel technology

To address the limitations of traditional server-to-storage connections, fibre channel standards were developed in the early 1990s to facilitate high-performance storage connectivity solutions. Fibre channel enables transfers of large blocks of data from one network device to another at speeds of up to one gigabit per second. Fibre channel is capable of supporting a large number of devices while providing transmission reliability, guaranteed delivery and transmission distances significantly greater than SCSI provides. Fibre channel can also transport multiple LAN and I/O protocols, including SCSI and Internet Protocol, enabling the transport of both storage and network traffic over the same physical connection. These features make fibre channel well suited for transferring data between servers and storage systems.

Fibre channel provides significant advantages over SCSI. Most importantly, it enables any server to access any storage device on a given storage area network. In addition, fibre channel provides the ability to scale, or expand, networks to millions of devices and the ability to connect devices that are separated by up to 10 kilometers, or beyond in some instances. Specific advantages are summarized in the following table:

----------------------------------------------------------------------------------------------------
                 Attribute                         Fibre Channel                           SCSI*
------------------------------------ ------------------------------------------- -------------------
Maximum number of connections        Up to 16 million                            15
------------------------------------ ------------------------------------------- -------------------
Maximum bandwidth                    200 megabytes (2  gigabits)/second in full  80 megabytes/second duplex mode
------------------------------------ ------------------------------------------- -------------------
Data transmission                    Full duplex or half duplex                  Half duplex
------------------------------------ ------------------------------------------- -------------------
Connection distance                  10 kilometers                               12 meters
------------------------------------ ------------------------------------------- -------------------
Functionality                        Networking and storage                      Storage
------------------------------------ ------------------------------------------- -------------------
Protocol support                     SCSI, Internet Protocol, others             SCSI
----------------------------------------------------------------------------------------------------

* As specified in the Ultra2SCSI specification, the highest performance SCSI implementation for which both host computer and peripheral storage solutions are commercially available.


Development of storage area networks

Fibre channel's capabilities have enabled the development of SANs, which are high-speed networks of shared storage devices, including disk arrays and tape drives, and computers, including servers and clients. SANs enable fast, efficient and reliable transfer of data between multiple storage devices and servers and facilitate the management of storage devices. In addition, by offloading storage traffic from the LAN, SANs enhance LAN performance. A SAN essentially transforms dedicated servers and storage devices into resources that can be directly accessed by any user on a given network, greatly improving the performance of an organization's data storage systems. Many hardware and software components comprise a SAN including, but not limited to a combination of switches, hubs, routers, host adapters, wide area network bridges, disk drives, storage arrays and controlling software.

SAN topologies

SANs can be constructed using arbitrated loop or switched fabric topologies.

The arbitrated loop topology consists of multiple devices that are sequentially connected to form a continuous path, with the first and last devices connected to form the loop. This topology permits as many as 126 devices to be interconnected within a single loop, whether they are servers, workstations or storage subsystems. Rather than wire all of these devices in sequence, a hub or switch is often used as a central wiring point to simplify the loop architecture to a hub-and-spoke configuration. Key drawbacks of the arbitrated loop standard are that only one communication path is available at any point in time and that only 126 devices can be interconnected.

The switched fabric topology consists of a network of fibre channel switches which provide connectivity and data routing for up to 16 million devices. By providing multiple, simultaneous gigabit paths between every connection in the system, switched fabrics provide the highest degree of capacity, or bandwidth, to large SANs. As their name implies, switched fabrics require the use of fibre channel switches, and cannot be implemented with hubs alone. The network of fibre channel switches creates a high-throughput system that strongly resembles the traditional telephone network in that any two devices can be connected at full bandwidth, and any number of conversations can take place simultaneously. Switched fabrics are intrinsically reliable given that the multiple connections between any two devices provide alternative data paths in case of failure of a particular device in the network.

The need for switched SANs

Devices in a SAN can be interconnected via either hubs or switches. Hub architectures typically require that each device on the hub share bandwidth, causing bandwidth per device to decrease as more devices are added. In addition, SANs based on hubs are limited to a total of 126 devices. In today's environment, it is often desirable to build much larger SANs. Hub-based SANs are also limited in their ability to allow the network configuration to be modified without causing disruption to the environment, reducing the network's flexibility. Further, hub-based SANs are unable to provide the management capabilities that are necessary in many networking environments.

Before LANs became prevalent, LAN users faced issues of performance, scalability, flexibility and manageability similar to those currently confronting the SAN market. In the LAN environment, switches have become critical in satisfying those needs and have replaced hubs as the cornerstone of demanding networks. For the same reasons switches were critical to the widespread adoption of high-performance LANs, the Company believes switches will be equally critical to the evolution of the SAN market.

Fibre channel switches provide intelligent bandwidth allocation, meaning that the full bandwidth of the network can be allocated to each device. In addition, switched SANs can scale from a single-switch supporting a small number of devices to a multiple-switch configuration supporting up to 16 million devices. In a switched SAN, devices may be added or removed from the network or the configuration can be otherwise modified without disrupting the overall environment, thereby increasing the flexibility of the network. A switch-based SAN also provides advanced management capabilities similar to those found in LANs. Specifically, if a device on a loop is disconnected or malfunctioning, the switch can help the network isolate and accommodate the problem device without disrupting the remaining devices. These attributes of switched SANs provide the scalability, bandwidth, flexibility and manageability that the Company believes are critical for the wide-scale adoption of SAN solutions.

In the past, the market has embraced hubs due to their low cost and because most early SANs were small enough that the limitations of hubs did not significantly degrade network performance. Today, as SANs are growing in size and complexity, and as the cost of low-end switches is approaching that of hubs, organizations are increasingly demanding switch-based solutions. International Data Corporation estimates that the factory revenue for fibre channel switches will grow from approximately $167 million in 1999 to approximately $2.7 billion in 2003, representing a compound annual growth rate of 99%.


The Ancor Solution

The Company provides fibre channel switches that it believes offer the best combination of scalability, reliability, performance and cost of any fibre channel switch available. The

Company's switches enable flexible SAN implementations ranging from low-cost, single-switch configurations to large, multi-switch SANs.

The key components in our switching products are its ASICs. The Company's years of experience designing switches has resulted in highly-integrated ASICs, meaning that a significant amount of functionality is combined on a single chip. With more functionality combined on a single chip, fewer parts are required, resulting in reduced costs and increased reliability. Relative to other switch products, the Company's product performs more of the basic switch operations in hardware and less in software, resulting in higher performance because hardware is inherently faster than software. In addition, the Company's technology and highly-integrated ASICs allow its switches to be used in a cross-connect architecture. This enables large SANs to exhibit significantly higher bandwidth and reduced latency, or time required to make a connection, resulting in increased scalability and performance relative to other fibre channel switches. The tables below summarize the Company's key advantages in comparison to other fibre channel switch providers.

   --------------------------------------------    -----------------------------
             Ancor Differentiators                      Competitive Advantages
   o  Cross-connect architecture                   o  Greater scalability
   o  High level of circuit integration            o  Enhanced performance
   o  Extensive experience in ASIC development     o  Increased reliability
      and network technology                       o  Greater cost-efficiency
                                                   o  Improved manageability
   --------------------------------------------    -----------------------------


The Ancor Strategy

The Company's goal is to be the leading supplier of fibre channel switching products for SAN applications. Key elements of its strategy to achieve this goal include the following:

Capitalize on core technology to offer low-cost, high-performance solutions. The Company's leadership position in developing highly-integrated ASICs, combined with its extensive experience with fibre channel architecture, has enabled it to develop highly scalable, low cost, high performance and highly reliable products. The Company was the first to offer a fibre channel switch, the first to develop a gigabit-speed fibre channel switch, and the first to offer fibre channel switches with features like multi-stage support, cross-connectivity, arbitrated loop support and self-configuring ports. The Company intends to continue to leverage its core technological expertise and leadership in ASIC design to introduce industry-leading fibre channel switch products.

Leverage original equipment manufacturer relationships to expand customer base. The Company targets its fibre channel switch solutions primarily to original equipment manufacturers. For example, in June 1999, the Company entered into an agreement with Sun Microsystems to supply switches for incorporation into Sun's storage products. Sun is the leading supplier of storage subsystems for UNIX-based systems, as reported by International Data Corporation. The Company believes Sun's selection of it to supply switches for incorporation into Sun's products has significantly enhanced the perception of it and its products in the marketplace. The Company intends to establish additional relationships with leading original equipment manufacturers, and to leverage its relationships to attract additional customers.

Broaden product offering to meet customers' developing SAN needs. The Company designed its fibre channel architecture to enable it to expand its product line both to provide low-cost switching solutions to smaller SAN users upgrading from hub to switch performance and to continue to meet the developing needs of sophisticated users. As the SAN market develops, the Company expects that customers will require switch products ranging from single switch implementations supporting a small number of devices to multi-stage implementations supporting thousands of devices. The Company has developed a switch which supports small, non-fabric SAN implementations. This switch also provides for fabric, non-fabric and the inter-connection of fabric and non-fabric devices. During 1999 the Company added to its 8- and 16-port switch product lines 64- and 128-port switches. The Company intends to add a 256-port switch to support a comprehensive product line. The Company also intends to build upon its technological leadership to continue to develop fibre channel switches offering features and capabilities to meet the needs of the SAN market as it develops.

Continue leadership in the expansion of the fibre channel standard to promote interoperability. The Company has been a pioneer in the development of fibre channel standards. As the fibre channel standard continues to progress to provide additional features and functionality, it is important to the Company's customers and the overall growth of the fibre channel market that interoperability between fibre channel products of different vendors be established. The Company is a leading participant in interoperability initiatives. In addition, the Company is building relationships with leaders in the storage, networking and computing industries in an effort to promote interoperability between fibre channel products and to facilitate the development of SAN products across the industry. The Company believes that by promoting a fibre channel standard and by partnering with vendors of fibre channel products complementary to its switch products, it can facilitate the development of products that meet the needs of the SAN market, promote the expansion of the SAN market as a whole and facilitate the integration of its products with the products of these industry partners.


Products

The Company develops and markets the GigWorks and SANBox lines of fibre channel switches and switch management products. The Company's products provide reliable performance within a variety of SAN environments, including UNIX, NT and IBM MVS. The Company's switches can be deployed in single or multi-stage fabrics of many sizes, making its switches effective in a wide range of SAN solutions. In 1997, the Company introduced the GigWorks line with the 16-port MKII switch for large, full-scale SAN implementations, which represented the first of its fourth generation switch products. The Company introduced its newer 8-port MKII switch in 1998 to provide a low-cost switch enabling a high-performing, easy-to-manage SAN at an affordable price. The MKII-8 retains the gigabit-speed throughput and most of the features of the Company's 16-port MKII switch. Additionally, since the Company's MKII-8 is only 1.75 inches tall, the switch occupies only one rack space which makes it especially attractive in multi-switch configurations, and as a replacement for hubs. In 1999 the Company introduced its SANBox series of switches, its fifth generation switch products, to provide for fabric, non-fabric and the inter-connection of fabric and non-fabric devices. The broadest, most scalable line of switches in the industry, the SANBox line features 8- and 16-port switches, as well as 64- and 128-port Director class switches.

As part of each switch, the Company includes its fabric management software tools that are modular in nature and allow original equipment manufacturers to select the specific software tools that will be integrated into their product offerings. This flexibility in configuration allows customers to use all or only some of the Company's software tools and to integrate its software tools with their own. Designed for ease-of-use and flexibility, the Company's management software's open management system provides a single point of access to all levels of switch information, from simple monitoring to detailed low-level diagnostics. The Company's switch management software uses an open systems architecture. This makes it relatively easy to modify the software to interface effectively with a wide variety of protocols, operating systems and storage management products.

The Company's ASICs provide building blocks at the chip level for implementing fibre channel technology. These ASICs combine a number of fibre channel functions in a single chip and thereby substantially reduce the number of components needed in the Company's fibre channel switches. The Company has licensed the use of one of its ASICs to INRANGE Technologies, and may sell its ASICs as a separate product in the future.


Technology

The Company is focused on developing fibre channel switch products which provide superior features and functionality. The Company's years of technological leadership in the fibre channel industry have allowed it to develop products that offer its customers significant technological advantages. The Company's core technological advantages lie in two areas: ASIC design and its scalable multi-switch architecture.

ASICs

The Company continues to develop some of the most sophisticated ASICs in the commercial electronics industry. The Company's dedicated ASIC engineers have an average of over 13 years of ASIC design experience, and are currently working on the development of its sixth generation ASIC. The Company's ASIC strategy is to use the newest silicon fabrication technologies as soon as they are stable and economical. This strategy has allowed the Company to integrate more functionality onto each of its ASICs at an earlier time than any other fibre channel switch supplier. In addition to greater functionality on the chip, the Company's ASIC design allows it to build switches with fewer parts and at a lower cost. The Company is not dependent on the fibre channel intellectual property of its chip manufacturer to produce its ASICs. This gives the Company the advantage of being able to change chip suppliers with fewer complications than would be experienced by manufacturers of switches who are more dependent upon the intellectual property of their chip suppliers. The Company's ability to develop ASICs has been, and will continue to be, a key element in its product design capability. It is not possible to design products with the features and performance of the Company's fibre channel switches without access to a very strong ASIC design engineering capability.

Multi-Switch Scalability in GigWorks and SANBox Fabrics

To meet the needs of various installations, the Company offers a unique range of connecting options, allowing customers to choose levels of resiliency, scalability, and performance appropriate to their specific project and budget parameters. Customers can select from virtually unlimited wiring alternatives in three distinct categories: cascaded, meshed and multi-staged. In each of these categories, network traffic is shared and balanced using switches that enable more efficient overall performance. If a device on the fabric fails, rerouting around that device prevents additional disruption in the fabric.

Cascading. The Company's least expensive connectivity option is similar to traditional network structures that sequentially connect switches. Like any topology that shares common resources among devices, cascading is most appropriate when aggregate bandwidth requirements are low or when only a few devices need to be interconnected, for instance in test beds and other smaller installations.

Although well suited to certain applications, cascaded architectures do not scale as well as other multi-switch architectures. Adding switches can significantly reduce performance, due to compound latency caused by multiple switch-to-switch "hops," and to the limited bandwidth between switches. Bandwidth and latency vary unpredictably depending on where messages enter and exit the fabric, which means network planners using this approach must pay close attention to changing traffic patterns when designing and redesigning their system.

Mesh. For projects requiring a more predictable environment, mesh architectures offer a cost-effective entry to true high-performance multi-switch topologies. Because each switch is directly connected to every other switch in the fabric, this configuration maintains a low number of switch-to-switch "hops" as the fabric scales, minimizing bandwidth loss and the effects of compound latency. Eventually, however, the high number of required inter-switch connections overwhelms the ability to add more I/O ports, limiting the number of devices that can be supported and creating the need for a more flexible, robust topology.

Multi-stage. For fabrics above 8-10 switches or for fabrics that require a high degree of redundancy, the Company's multi-stage architecture provides the ultimate high-bandwidth solution. In this topology, some switches are dedicated to perform "cross-connect" functions, creating a variety of performance, resiliency and cost-per-gigabit benefits not found in any other configuration.

Features and benefits of multi-stage fabrics include the following:

     Performance and Expandability. Multi-stage fabrics maintain the highest aggregate bandwidth by allowing network designers to control the ratio of I/O ports to cross-connect ports, creating as many redundant paths as necessary to achieve a given performance goal. Multi-stage networks can be expanded in three ways:

     1. By adding more cross-connect links. This raises the overall fabric capacity and the percentage of time each port has uncontested network access without requiring additional switches, but does lower the number of available I/O ports.

     2. By adding additional I/O switches. This increases the number of available end ports and overall fabric capacity while incurring only minimal additional blocking, depending on the number of cross-connect links used.

     3. By adding more cross-connect switches. This raises overall system performance considerably while maintaining approximately the same number of I/O ports.

     Resiliency. Multi-stage makes it easy to configure systems with no single point of failure, since each I/O switch is linked to multiple cross-connect switches. Redundant data paths mean that even in the unlikely event of a total switch outage, the network as a whole continues to function at normal or near-normal capacity.

     Cost-per-gigabit. Finally, although multi-stage environments can involve extra hardware costs, their enhanced performance often makes up for this initial expense when cost is measured on a per-gigabit basis. When the economic impact of easy expandability and a truly resilient, fail-safe infrastructure is factored in, the Company believes multi-stage topologies provide the best return on investment for a wide range of large- and mid-sized installations.


Customers

The Company's target customers are primarily original equipment manufacturers. The Company currently has relationships with the following original equipment manufacturers which it announced on the dates indicated:

     Thomson Broadcast - October 1999                        nStor--March 1999
     Advanced Digital Information Corp - September 1999      JNI--February 1999
     MTI Technology--July 1999                               INRANGE --January 1999
     Sun Microsystems--June 1999                             Forefront Graphics--January 1999
     Hitachi Data Systems--April 1999                        Prisa Networks--December 1998
     MicroNet--April 1999

The Company has achieved only limited revenue to date from these customers. The Company's goal is to increase its revenue from its existing original equipment manufacturer customers and to attract additional customers. The Company anticipates that a significant percentage of its future revenue may be derived from a limited number of original equipment manufacturer customers. In 1998 sales from two customers accounted for 72% of total revenues. In 1999 sales from four customers accounted for 73% of total revenues. (See Note 5 to the financial statements.)

In addition to its original equipment manufacturer customers, the Company also has relationships with system integrators, including Netmarks; CONSAN, a Gates/Arrow company; and Intelligent Solutions.

Sales and marketing

The Company's sales and marketing strategy focuses on an indirect sales model executed through original equipment manufacturers and system integrators. The Company's original equipment manufacturer customers incorporate the Company's switches into their end user products which are installed and field-serviced by the original equipment manufacturer's technical support organizations. The sales cycle used in selling to an original equipment manufacturer customer can vary significantly in terms of its length and complexity. Typically it includes the use of the Company's equipment in the potential customer's development labs, where substantial testing takes place. It also often involves the submission of proposal documentation and presentations to the potential customer. This sales process generally involves the combined efforts of the Company's sales and marketing, engineering and management teams and can take from several weeks to in excess of one year.

The Company also intends to continue selling its products to a limited number of distributors, value added resellers and technically capable system integrators who combine its products with products of other vendors to provide complete solutions. System integrators typically provide installation, service and technical support to their end-user customers.

In addition to these sales channels, in September 1998 the Company entered into a license agreement with INRANGE Technologies whereby INRANGE was granted a license to use the Company's 4-port ASIC in fibre channel switch product offerings targeting the IBM MVS operating system market. Under the agreement, INRANGE is required to pay to the Company a royalty on INRANGE's sales of products incorporating the Company's technology. As part of the agreement, the Company agreed not to license its ASIC to a competitor for use in the IBM MVS operating system market or to sell switches in configurations that compete directly with INRANGE's products in that market. Through this arrangement, the Company is able to participate in the IBM MVS market without dedicating the resources necessary to address this complex market segment on its own. The Company intends to focus its product offerings on the UNIX and NT markets, which, according to International Data Corporation, are expected to grow significantly faster than the IBM MVS market. The agreement does not preclude INRANGE from selling products competitive with the Company's products in the UNIX and NT markets, although the obligation to pay a royalty to the Company for any such sales would likely result in a competitive disadvantage to them. Additionally, the Company has entered into a reseller agreement with INRANGE whereas the Company will purchase the 64- and 128-port systems from INRANGE and resell them to Ancor's customers.


Customer service and support

As the SAN market is still in the early stages of development, the Company believes that superior customer service and support are critical as its products are introduced and integrated with products of other manufacturers. The Company's experience in integrating its switch products in the LAN market has provided it with extensive knowledge and expertise in both fibre channel and networking environments.

The Company's customer service strategy is to provide technical support to its original equipment manufacturers and system integrators, enabling them to provide technical support to their end-users. The Company does this by providing training classes, documentation and hands-on training to its original equipment manufacturer customers together with 24 hours per day, seven days per week support. The Company operates a lab at its headquarters that allows it to replicate a field environment for training and troubleshooting purposes. The Company can also remotely monitor its products over the internet or conventional phone circuits.

Manufacturing

The Company subcontracts the majority of its production activities, including the manufacture, assembly and testing of its proprietary fibre channel switch and ASIC designs, to organizations specializing in contract manufacturing. LSI Logic manufactures the Company's current generation ASICs, and Pemstar manufactures and assembles the Company's switch products. Use of subcontractors results in dependence on the timely delivery of high quality products from these manufacturers and may leave the Company with less flexibility and control over the manufacturing process than if it conducted all of these operations internally. Using contract manufacturing, however, reduces the Company's total production costs because it is able to time-share the expensive capital equipment and personnel required to manufacture its products. This also provides greater peak capacity than would otherwise be cost effective. Although the Company relies on third parties for many of its manufacturing functions, it conducts its own development, design and quality management efforts.

The majority of the components used in the Company's products are generally available from multiple sources. However, certain of the components used in the Company's products are available only from a single supplier or from a limited number of suppliers. For example, the Company's ASICs and the microprocessor it uses in its products are available from only a single supplier and the power supplies and other specific electronic components used in its products are available from only a limited number of suppliers. The unavailability of adequate quantities of components, a reduction or interruption in component supply, a disruption of existing supplier relationships, an inability to develop alternative sources or a significant increase in the price of components could each have a material adverse effect on the Company's ability to produce and market its products in a timely manner.

Research and development

The SAN market is characterized by rapid technological change, including changes in customer requirements, frequent new product introductions and enhancements, and developing industry standards. The Company believes that continued research and development efforts are an important factor in its ability to maintain technological competitiveness. The Company plans to continue to invest in research and development efforts that are focused on the development and enhancement of switches, ASICs and the associated software offerings that address the needs of the SAN market. In addition, the Company intends to dedicate resources to the continued development of the fibre channel standards and to achieve interoperability with the fibre channel devices of other companies.

On November 24, 1999, the Company and Intel entered into a Collaboration Agreement to develop and market switches based on the new InfiniBand architecture. The InfiniBand architecture is a widely supported interconnect specification that will bring new levels of reliability and performance to Intel-based server solutions beginning in 2001. The Company will work with Intel and other members of the InfiniBand Trade Association to define optimal ways of building InfiniBand architecture interconnects and complete relevant standards. The Company will also work to bring some of the first InfiniBand architecture-based switches to market in 2001. InfiniBand is a service mark and a trademark of the InfiniBand Trade Association.

Competition

Although the competitive environment in the fibre channel switching market has yet to develop fully, the Company anticipates that the current and potential market for its products will be highly competitive, continually progressing and subject to rapid technological change. The Company's primary competitor in the fibre channel switch market is Brocade Communications. Other companies are also providing fibre channel switches and other products to the SAN market, including Gadzoox, McData and Vixel. In addition, a number of companies, including Emulex, Interphase, JNI and QLogic are developing, or have developed, fibre channel products other than switches, like adapters or hubs, and the Company anticipates that these and other manufacturers of network equipment may introduce fibre channel switch products in the near future. It is also possible that customers could develop and introduce products competitive with the Company's product offerings. The Company believes the competitive factors in this market segment include product performance and features, product reliability, price, ability to meet delivery schedules, customer service and technical support.

Some of the Company's current and potential competitors have longer operating histories, significantly greater resources and name recognition, and a larger installed base of customers than it has. As a result, these competitors may have greater credibility with the Company's existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than the Company can to its, which may allow them to respond more quickly to new or emerging technologies and changes in customer requirements. In addition, some of the Company's current and potential competitors have already established supplier or joint development relationships with divisions of its current or potential customers. These competitors may be able to leverage their existing relationships to discourage customers from purchasing products from the Company or to persuade customers to replace the Company's products with its competitors' products. Such increased competition may result in price reductions, lower gross margins and loss of market share. There can be no assurance that the Company will have the financial resources, technical expertise or marketing, manufacturing, distribution and support capabilities to compete successfully against current or future competitors. There can also be no assurance that competitive pressures will not materially harm the Company's business.

Intellectual property

The Company's success will depend in part on its ability to protect its proprietary rights and to operate without infringing on the proprietary rights of third parties. To establish and protect its intellectual property rights, the Company relies on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure. The Company also enters into confidentiality or license agreements with its consultants, customers and corporate partners. The Company cannot be certain that the steps it takes to protect its intellectual property will adequately protect its proprietary rights, that others will not independently develop or otherwise acquire equivalent or superior technology or that the Company can maintain such technology as trade secrets. In addition, the laws of some of the countries in which the Company's products are or may be sold may not protect the Company's proprietary rights as fully as the laws of the United States.

The Company currently holds one U.S. patent covering certain aspects of one of its fibre channel switches. This patent will expire February 6, 2007. The Company has also filed three additional patent applications, and it may receive additional patents in the future. In addition to patent protection, the source code for the software contained in its products is protected by copyright law. The Company has registered its logo in the United States and Germany, France, Great Britain and Korea. The Company also has several other registered and pending marks in the U.S. as well as the European Community, Japan and Korea. United States trademark rights are acquired by use rather than by registration, and there can be no assurance that other companies do not have conflicting or superior rights to the Company's unregistered trademarks.

Although to date the Company has not been involved in any intellectual property litigation, it may be in the future, either to protect its intellectual property or as a result of an alleged infringement of others' intellectual property. Any intellectual property litigation or disputes, regardless of their success, would likely result in substantial costs and be time-consuming. An adverse determination could subject the Company to significant liabilities to third parties, or require it to either license the challenged intellectual property or stop selling its products that incorporate it.

Employees

As of February 29, 2000, the Company had 133 full-time employees and two part-time employees. None of the Company's employees is represented by a labor union or subject to any collective bargaining agreement. The Company has never experienced work stoppages, and it believes its employee relations are good.

Item 2.  Properties

The Company's offices are located in Eden Prairie, Minnesota, where it leases approximately 47,000 square feet of space under a lease that expires in September 2005. The annual rent is approximately $525,000. The Company also leases space for sales and marketing in San Jose, California and Nashua, New Hampshire. The current facilities, in the opinion of management, are adequately covered by insurance.


Item 3.  Legal Proceedings

The Company is a defendant in a lawsuit brought by Hoyt Properties, Inc. ("Hoyt") venued in Hennepin County District Court in the State of Minnesota. Hoyt claims that the Company breached an agreement which provided that Hoyt would build and lease to the Company an office building to be located in Eden Prairie, Minnesota, and asserts damages in excess of $2,500,000. The Company asserts there was no binding agreement. The Company denies all liability, and alleges that Hoyt refused to provide improvements desirable and necessary to the Company's occupancy of the proposed leased space, and multiple contingencies, conditions, and agreements did not occur. Certain discovery is pending, and the case has been set for trial in April 2000. The Company is vigorously defending the case. However, there is no assurance that any judgment, order or decree against the Company arising out of this action will not have a material adverse effect on the Company or its business. The Company is unable to determine at this time if there will be a material adverse outcome. No provision has been made for any loss that may occur as a result of an adverse outcome of the suit.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

The Company's common stock has been quoted on the Nasdaq National Market since July 1999. Prior to that time the Company's common stock was traded on the Nasdaq SmallCap Market. The Company's common stock is also traded on the Pacific Exchange, Inc., although the Company has applied to have its common stock delisted from the Pacific Exchange. The following table sets forth the high and low sale prices of the Company's common stock for each full quarterly period within the two most recent fiscal years, as reported by the Nasdaq National Market or the Nasdaq SmallCap Market, as appropriate.

                             Quarterly Stock Prices
                                                         Sale Price
                                              ---------------------------
                                                 High             Low
         Quarter of 1998:                     ---------       -----------
                First                         $   9 1/8         $  4 7/16
                Second                           7 5/16             2 1/2
                Third                                 4                 1
                Fourth                           4 7/16            1 1/16

         Quarter of 1999:
                First                         $   9 1/8         $ 3 31/32
                Second                           32 3/4             4 3/4
                Third                            38 1/2            15 5/8
                Fourth                           94 1/8            21 3/4

Holders.

As of March 19, 2000, there were 225 holders of record of the Company's common stock and the Company estimates there were approximately 19,000 beneficial holders as of February 29, 2000. As of March 15, 2000, the last sale price of the Company's common stock as reported by the Nasdaq National Market was $46.813.

Dividends.

The Company has never paid cash dividends on its common stock and has no current intentions to do so.

Recent Sales of Unregistered Securities.

On November 29, 1999, the Company sold 280,000 shares of common stock to Intel Corporation for an aggregate purchase price of $14,840,000 in a private placement exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof. No underwriting discounts or commissions were paid.

Item 6.  Selected Financial Data

The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the financial statements, related notes thereto and other financial information included in this Report.


Statements of Operations Data: (in thousands, except per share data)
------------------------------

                                                               Year Ended December 31,
                                               --------------------------------------------------------
                                                 1999        1998        1997        1996        1995
                                               --------    --------    --------    --------    --------
   Gross sales .............................   $ 13,718    $  4,393    $  7,924    $  6,258    $  4,673
   Sales discounts .........................        767           0           0           0           0
                                               --------    --------    --------    --------    --------
   Net sales ...............................     12,951    $  4,393    $  7,924    $  6,258    $  4,673
   Cost of sales ...........................      6,742       6,431       5,991       3,566       2,533
                                               --------    --------    --------    --------    --------
       Gross profit (loss) .................      6,209      (2,038)      1,933       2,692       2,140
   Operating expenses
       Selling, general and administrative        8,961       7,195       7,685       4,944       2,785
       Research and development ............      7,458       5,451       4,271       3,198       2,542
                                               --------    --------    --------    --------    --------
            Total operating expenses .......     16,419      12,646      11,956       8,142       5,327
                                               --------    --------    --------    --------    --------
   Operating loss ..........................    (10,210)    (14,684)    (10,023)     (5,450)     (3,187)
       Interest expense ....................        (18)        (34)        (19)        (64)       (153)
       Other income, primarily interest
            income .........................      1,495         220         219         224          71
       Income taxes ........................          0           0           0           0           0
                                               --------    --------    --------    --------    --------

   Net loss ................................     (8,733)    (14,498)     (9,823)     (5,290)     (3,269)

   Accretion on convertible
       preferred stock .....................        (12)       (762)       (345)       (331)          0
                                               --------    --------    --------    --------    --------

   Net loss attributable to common
       shareholders ........................   $ (8,745)   $(15,260)   $(10,168)   $ (5,621)   $ (3,269)
                                               ========    ========    ========    ========    ========

   Basic and diluted net loss per share/1/..   $  (0.34)   $  (1.04)   $  (0.93)   $  (0.60)   $  (0.44)
                                               ========    ========    ========    ========    ========
   Weighted average common
       shares outstanding ..................     25,659      14,741      10,963       9,351       7,449
                                               ========    ========    ========    ========    ========

Balance Sheet Data: (in thousands)
-------------------

                                                               At December 31,
                                              -----------------------------------------------
                                               1999      1998      1997      1996      1995
                                              -------   -------   -------   -------   -------
   Working capital ........................   $86,219   $ 5,598   $ 4,432   $ 6,384   $ 1,561
   Total assets ...........................    96,467    12,738    10,164    12,262     5,773
   Long-term debt net of current maturities         7       111       130       178       200
   Shareholders' equity ...................    85,406     5,208     8,316     9,907     2,759

-------------
/1/ See Note 1 to financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - For the Years ended December 31, 1999, 1998 and 1997.
---------------------

The following table sets forth selected information derived from the Company's Statements of Operations as a percentage of gross sales:

                                                                      For the Year
                                                                   Ended December 31,
                                                         ---------------------------------
                                                          1999         1998         1997
                                                         -------      -------      -------
         Sales                                            100.0%       100.0%       100.0%
         Sales discounts                                   (5.6)         0.0          0.0
                                                         ------       ------       ------
         Net sales                                         94.4        100.0        100.0
         Cost of sales                                     49.1        146.4         75.6
                                                         ------        -----       ------

                Gross profit (loss)                        45.3        (46.4)        24.4

         Operating expenses
                Selling, general and administrative        65.3        163.8         97.0
                Research and development                   54.4        124.1         53.9
                                                         ------        -----       ------

         Total operating expenses                         119.7        287.9        150.9
                                                         ------        -----        -----

         Operating loss                                   (74.4)      (334.3)      (126.5)

         Other income, net                                 10.7          4.3          2.5
                                                         ------      -------       ------

         Net loss                                         (63.7)%     (330.0)%     (124.0)%
                                                         ======      =======       ======

         Sales   Sales for 1999, before discounts recorded to reflect the effect of warrants issued to Sun Microsystems, Inc. ("Sun") as part of an original equipment manufacturing ("OEM") sales agreement, increased by approximately $9.3 million (212%) from 1998 to approximately $13.7 million. The increase in sales reflects (i) increases in the number of switches sold to an increasing customer base of SAN OEMs; (ii) increases in license fee revenue from INRANGE Technologies Corporation ("INRANGE"); and (iii) a large shipment of the Company's Fibre Channel switches to Boeing who served as an integrator for a LAN application. In 1999 sales from four customers accounted for 73% (see Note 5) of total revenues. While the Company expects its customer base to increase, concentration of sales among a limited number of customers is likely to continue. Sales to Boeing are not expected to continue at the current level.

In June 1999, the Company entered into an OEM agreement with Sun. Under this agreement, the Company expects to sell its Fibre Channel switches to Sun for incorporation into Sun's SAN products. Together with Sun, the Company is in the final stages of testing its new switch for use with Sun products. However, the Company cannot be certain that Sun will complete the integration of the Company's switch with Sun's final SAN products and, like other OEM agreements, the Company's agreement with Sun does not guarantee that it will ultimately sell its products to Sun.

Sales for 1998 decreased by approximately $3,531,000 (45%) from 1997 to approximately $4,393,000. The decrease in sales was attributed to: (i) decreased sales to the Company's Japanese distributors; and (ii) the Company's shift in emphasis to opportunities in the storage area network market resulting in diminished sales to customers in the high-performance local area networking market. Sales to the Company's Japanese distributors decreased 84% from approximately $6,983,000 (88% of total sales) in 1997 to $1,141,000 (26% of total sales) in 1998. The decline in net sales to the Company's Japanese distributors was partially offset by net sales of approximately $2,193,000 to Boeing and license fee revenue of approximately $312,000 from INRANGE generated during the fourth quarter.

         Sales Discounts   As part of the OEM agreement with Sun, the Company
granted a warrant to Sun to purchase up to 1.5 million shares of the Company's common stock at an exercise price of $7.30 per share. The warrant shares are earned at the rate of one share for each $67.00 of revenue the Company receives from Sun through September 30, 2002. In each period in which the warrant shares are earned, a non-cash sales discount is recorded. The amount of the non-cash sales discount is the fair value of the warrant shares which are earned in the period. Fair value of the warrant shares is calculated by using the Black-Scholes option pricing model. The value of the warrant shares, and the corresponding sales discount, increases as the Company's stock price increases. Conversely, the value of the warrant shares, and the corresponding sales discount, decreases as the Company's stock price decreases. Based on the Black-Scholes option pricing model, using the closing price of the Company's common stock on December 31, 1999, of $67.875, the value per warrant was $65.797. Non-cash sales discounts were correspondingly recorded in 1999 in the amount of $766,875, which reflects the 11,655 warrant shares earned by Sun. Since 1999 was the first year of the Sun OEM agreement, no such sales discounts were recorded for prior years presented.

None of the warrant shares will vest until the Company has received a total of $10,000,000 in revenue from Sun. During this vesting period, any warrant shares earned in one quarter will be revalued in subsequent quarters using the then-current Black-Scholes option pricing model, and an additional non-cash sales discount will be recorded if the value of the warrant shares increases or a non-cash sales credit will be recorded if the value of the warrant shares decreases. In the quarter in which the Company achieves an aggregate of $10,000,000 in revenues from Sun, the Company will perform a final Black-Scholes calculation for the warrant shares earned through the end of that quarter, which will result in a final adjustment to the non-cash sales discount. Thereafter, warrant shares will vest as they are earned, and the Company will record a non-cash discount quarterly based on the Black-Scholes calculation, as described above. No subsequent revaluation will be recorded.

         Gross Profit   Gross profit in 1999 increased to approximately $6.2
million, or 45% of sales, from a loss of approximately $2.0 million, or negative 46% of sales in 1998. The significant increase in gross profit shows the effect on gross profit in the previous year of special charges of approximately $4,428,000 which were recorded in the second quarter of 1998 (see below).

Gross profit is affected by sales volume and its direct cost and also by indirect costs, such as normal scrap and overhead allocations, the percentage impact of which is decreased as sales increase. Gross profit percentage is also impacted by the mix of product sold within a period, as well as by the mix of customers. Service and license fee revenues generally have higher margins than switch revenue, and various switch types have different margins. The increase in gross profit for 1999, excluding the effects of the previous year's special charges, was due primarily to increased sales volume. The gross profit percentage, excluding the effects of the previous year's special charges, was negatively impacted because, although indirect costs remained relatively constant; the mix of product sold during the period carried lesser margins than that sold in the previous year.

Gross profit in 1998 decreased to a loss of approximately $2,038,000 or a negative 46% of sales, from a profit of approximately $1,933,000, or 24% of sales in 1997. The decrease in gross profit for 1998 from the prior year was primarily attributable to special charges of approximately $4,428,000 recorded in the cost of sales for the second quarter. These charges included: (i) a $4,015,000 provision for excess or obsolete inventory, (ii) a $243,000 provision for future commitments to purchase excess or obsolete inventory, and (iii) a $170,000 fee for canceling an order for excess or obsolete inventory. The Company made these provisions because its shift in focus from local area networks to storage area networks and lack of demand in Japan caused it to believe its inventory of certain product exceeded current and future market demands. Gross profit for 1998 excluding the effects of the special charges was $2,389,786 (54%). A similar lesser provision was recorded in 1997. The 1998 gross margin percentage was positively impacted because the mix of product sold during the period carried greater margins than that sold in the comparable periods in 1997. However, due to the significantly lower sales volume, the indirect costs caused the overall gross profit percentage to decrease over 1997.

         Selling General and Administrative Expenses   The Company's selling,
general and administrative expenses for 1999 were approximately $9.0 million, or 65% of sales, compared to approximately $7.2 million, or 164% of sales, in 1998. The increase in selling, general and administrative expenses was primarily attributable to additions to staff and expenses necessary to support expanded operations, particularly sales and customer account management positions, which increased personnel related expenses by approximately $1.6 million in 1999, as compared with 1998.

Selling, general and administrative expenses for 1998 were approximately $7.2 million, or 164% of net sales, compared to approximately $7.7 million, or 97% of net sales, in 1997. The decrease was primarily due to a change in the process of allocation of depreciation and a decrease in indirect marketing efforts, offset by increases in the cost for personnel. Although the Company did not change its methods of depreciation, it changed its process for allocating total depreciation to reflect the usage of the related assets, such that approximately $586,000 of depreciation expense was reclassified in 1998 from selling, general and administrative to research and development when compared to 1997. Additionally, the Company changed its marketing tactics, employing direct contact with potential OEMs through increased sales staff and less indirect contact through seminar presentations and advertising. Thus, indirect marketing expenses decreased approximately $528,000 in 1998 compared to 1997. However, reorganization and a 14% growth in personnel, particularly in sales and marketing senior management positions, resulted in personnel and related expenses increasing approximately $558,000 in 1998 as compared with 1997.

         Research and Development Expenses   The Company's research and
development expenses for 1999 were approximately $7.5 million, or 54% of sales, compared to approximately $5.5 million, or 124% of net sales, in 1998. Increase in employee and contractor headcount caused research and development labor costs to increase by approximately $1.4 million in 1999, compared to the prior year. Additionally, expenses related to product development and enhancement increased by approximately $1.0 million during 1999, as compared to 1998. These expenses were offset by an allocation to construction-in-progress of expenses related to a contract for INRANGE, whereby the Company performs certain research and development activities on behalf of INRANGE. The allocation amount was approximately $700,000 for 1999. The cost and related revenue of the contract will be recognized under the completed contract method.

Research and development expenses for 1998 were approximately $5.5 million, or 124% of sales, compared to approximately $4.3 million or 54% of sales, in 1997. In addition to the $586,000 depreciation allocation described above, the Company's ongoing commitment to product development and enhancements, including the cost of additional engineering personnel, caused an increase in development expenses of approximately $536,000 in 1998 as compared with 1997.

         Other Income (Expense)   Other income of approximately $1.5 million,
$220,000 and $218,000 in 1999, 1998 and 1997, respectively, was primarily interest income earned from the investment of available cash balances. The interest income in 1999 was primarily earned from the investment of the net proceeds received from (i) the public offering of the Company's common stock that occurred in August 1999; and (ii) the sale of common stock to Intel Corporation ("Intel") in November 1999. The interest income in 1998 and 1997 was earned from the investment of the net proceeds of the preferred stock offerings occurring in the first quarter of each year. Interest expense decreased to approximately $19,000 in 1999 from approximately $34,000 in 1998 as the Company completed its obligations on certain capitalized leases. Interest expense in 1998 increased from approximately $19,000 in 1997 as a result of the Company's payments on an increased level of capitalized lease obligations.


Liquidity and Capital Resources
-------------------------------

The Company's principal liquidity at December 31, 1999 was cash, cash equivalents and short term investments of approximately $86.3 million. This compares to approximately $7.4 million at year end 1998, and to approximately $2.0 million at year end 1997. Cash flows used in 1999 operating activities totaled approximately $6.2 million, due primarily to the operating loss, an increase in end-of-period receivables and an increase in inventory purchases made in anticipation of OEM sales. These cash flow usages were offset by (i) an increase in end of period payables corresponding to the increase in inventories;
(ii) an increase in accrued liabilities, primarily bonus and unused vacation accruals; and (iii) the third and final $3.0 million installment received under the technology licensing agreement with INRANGE which will be performed over the next five years. Cash flows used in 1999 investing activities totaled approximately $51.0 million primarily as a result of the purchase of short-term investments with available cash balances.

Net cash used in operating activities of approximately $4.4 million in 1998 decreased from approximately $6.1 million in 1997. The primary reason for the decrease in 1998 was the receipt of approximately $6 million by the Company as part of the technology license agreement the Company signed with INRANGE. This was offset by the operating loss and excess and obsolete inventory purchase commitments incurred. Cash flow used in investing activities totaled approximately $1.6 million in 1998, as compared with approximately $527,000 in 1997. Increases in investing activities was a result primarily of purchases of short-term investments using a portion of the Company's private placement proceeds.

On August 24, 1999, the Company completed a secondary offering of 2,500,000 shares of its common stock at $27 5/8 per share which resulted in net proceeds of approximately $64.9 million. Additionally, on November 29, 1999, the Company issued and sold to Intel 280,000 shares of its common stock (the "Intel Shares") which resulted in net proceeds of approximately $14.8 million pursuant to a Stock Purchase Agreement, dated November 29, 1999 (the "Closing Date"), between Intel and the Company (the "Purchase Agreement"). The Intel Shares were issued and sold in reliance on an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933. Pursuant to the Purchase Agreement, Intel may not dispose of any or all of the shares for a period of six months from the Closing Date.

In connection with the Purchase Agreement, the Company also granted registration rights to Intel pursuant to a Registration Rights Agreement, dated November 29, 1999, between the Company and Intel (the "Registration Rights Agreement"). Pursuant to the Registration Rights Agreement, the Company granted Intel demand registration rights and short-form registration rights on Form S-3, exercisable by Intel at any time after six months has elapsed from the Closing Date. In addition, Intel was granted piggyback registration rights, exercisable at any time after the Closing Date, subject to the six month restriction on disposal of shares provided in the Purchase Agreement.

On November 24, 1999, the Company and Intel entered into a Collaboration Agreement to develop and market switches based on the new InfiniBand architecture. The InfiniBand architecture is a widely supported interconnect specification that will bring new levels of reliability and performance to Intel-based server solutions beginning in 2001. The Company will work with Intel and other members of the InfiniBand Trade Association to define optimal ways of building InfiniBand architecture interconnects and complete relevant standards. The Company will also work to bring some of the first InfiniBand architecture-based switches to market in 2001. InfiniBand is a service mark and a trademark of the InfiniBand Trade Association.

The Company believes that the proceeds it received from the offering and from the sale of the Intel Shares, together with interest earned, and anticipated revenues from operations, will provide adequate liquidity to fund its growth, operations, and capital expenditures at least through the next 12 months. Future capital requirements of the Company beyond that will depend upon many factors including rate of revenue growth, timing and level of expenditures needed to support sales and marketing expansion and product development, and market acceptance of the

Company's products. The Company may need to secure additional financing. There can be no assurance, however, that additional financing can be obtained with terms acceptable to the Company. Any additional equity financings may be dilutive to existing shareholders, and any debt financing may contain restrictive covenants. The Company's inability to obtain additional financing if and when needed could adversely affect the Company and its operations.

Litigation. The Company is a defendant in a lawsuit brought by Hoyt Properties, Inc. ("Hoyt") venued in Hennepin County District Court in the State of Minnesota. Hoyt claims that the Company breached an agreement which provided that Hoyt would build and lease to the Company an office building to be located in Eden Prairie, Minnesota, and asserts damages in excess of $2,500,000. The Company asserts there was no binding agreement. The Company denies all liability, and alleges that Hoyt refused to provide improvements desirable and necessary to the Company's occupancy of the proposed leased space, and multiple contingencies, conditions, and agreements did not occur. Certain discovery is pending, and the case has been set for trial in April 2000. The Company is vigorously defending the case. However, there is no assurance that any judgment, order or decree against the Company arising out of this action will not have a material adverse effect on the Company or its business. The Company is unable to determine at this time if there will be a material adverse outcome. No provision has been made for any loss that may occur as a result of an adverse outcome of the suit.

Year 2000 Compliance
--------------------

Year 2000 issues exist when computer systems and applications fail to recognize date information correctly when the year changes to 2000. If those computer programs are not corrected, many computer systems could fail or create erroneous results. To date, the Company has experienced no year 2000 issues with any of its internal systems, its products or its key suppliers or its customers, and it does not expect to experience any. Year 2000 compliance with regard to the Company's internal systems were significantly achieved through normal system upgrades. Expenditures incurred as a result of dedicated remediation efforts totalled $23,300.


New Accounting Pronouncements
-----------------------------

In June 1998, the FASB issued (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instrments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for the Company in fiscal 2001. The Company is currently evaluating SFAS No. 133, but does not expect that it will have a material effect on its financial statements.


Safe Harbor Cautionary Statement
--------------------------------

Statements made in this Management's Discussion and Analysis that are not historical in nature, including statements regarding the level of future revenues and expenses, expected revenue from the SAN market and the timing of purchases by Sun, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 and are subject to risks and uncertainties. Factors that may affect the Company's future performance and results are set forth in Exhibit 99 - "Risk Factors" to this 10-K and include: the level of market acceptance of Fibre Channel technology and the Company's products and the timing of such acceptance; the ability of the Company to successfully market and sell its products to OEMs and others; the Company's ability to compete with others providing Fibre Channel technology; the timing of customer orders, including whether customers will purchase products from the Company at the rates and times projected by those customers; the success of the products incorporating the Company's products and/or technology marketed by the Company's customers; the ability of the Company to develop enhancements to its products and technology and keep pace with technological developments; the Company's ability to manage growth; the Company's ability to attract and retain qualified personnel; and the ability of the Company's products to interoperate with products manufactured by others. Retention of $2.0 million of prepaid royalties from INRANGE is contingent upon the Company's completion of certain deliverables defined in the Company's technology license agreement with INRANGE.


Item 7A. Quantitative and Qualitative Disclosures about Market Risks

         The Company has no history of, and does not anticipate in the future, investing in derivative financial instruments, derivative commodity instruments or other such financial instruments. Contracts with international customers are entered into in US dollars, precluding the need for foreign currency hedges. Additionally, the Company invests in money market funds, in U.S. government obligations and other investment grade securities which experience minimal volatility. Thus, the exposure to market risk is not significant.

Item 8.  Financial Statements and Supplementary Data

The following financial statements are included as a separate section following the signature page to this Form 10-K:

                          INDEX TO FINANCIAL STATEMENTS
                                                                           Page
                                                                           ----
Independent Auditors' Reports.......................................        F-2

Balance Sheets as of December 31, 1999 and 1998.....................        F-4

Statements of Operations for the years ended
     December 31, 1999, 1998 and 1997...............................        F-5

Statements of Shareholders' Equity for the years ended
     December  31, 1999, 1998 and 1997..............................        F-6

Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997...............................        F-8

Notes to Financial Statements.......................................        F-9

Schedule II - Valuation and Qualifying Accounts.....................       F-20


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Directors,  Executive Officers,  Promoters and Control Persons:
          Compliance with Section 16(a) of the Exchange Act

The information set forth under the heading "ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 29, 2000 (the "Proxy Statement") is hereby incorporated by reference.


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

          3.   Exhibits

               3.1/a/ Second Amended and Restated Articles of Incorporation of
                      the Company.

               3.2/a/ Amended Bylaws of the Company.

               3.3/h/ Amendment to Second Amended and Restated Articles of
                      Incorporation of the Company relating to an increase of the number of authorized shares.

               3.4/j/ Amendment to Bylaws adopted October 21, 1998.

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

               4.5/d/ Form of Warrant issued to Purchasers of the Company's
                      Series B Preferred Stock.

               4.6/f/ Certificate of Designation of Series C Preferred Stock.

               4.7/g/ Form of Warrant issued to Dunwoody Brokerage Services,
                      Inc. on February 19, 1998.

               4.8/i/ Form of Warrant issued to Inrange Technologies, Inc. on
                      September 24, 1998.

               4.9/k/ Warrant issued to Sun Microsystems, Inc. on June 2, 1999.

             *10.1/a/ Ancor Communications, Incorporated 1990 Stock Option
                      Plan.

             *10.2/a/ Ancor Communications, Incorporated 1994 Long-Term
                      Incentive and Stock Option Plan.

              10.3/a/ Sublease, dated March 29, 1988, by and between Anderson
                      Cornelius and Unisys Corporation, formerly known as Burroughs Corporation.

              10.4/a/ Sublease, Amendment Agreement, dated March 8, 1989, by and between Anderson Cornelius and Unisys Corporation, formerly known as Burroughs Corporation.

              10.5/a/ Sublease, Amendment Agreement, dated August 31, 1992, by and between the Company and Unisys Corporation, formerly known as Burroughs Corporation.

             *10.6/c/ Ancor Communications, Inc. 1995 Employee Stock Purchase
                      Plan.

             *10.7/j/ Amendment to Ancor Communications, Inc., 1995 Employee
                      Stock Purchase Plan, effective September 1, 1998.

             *10.8/c/ Ancor Communications, Inc. Non-Employee Director Stock
                      Option Plan.

              10.9/d/ Form of Subscription Agreement between the Company and
                      Purchasers of the Company's Series B Preferred Stock (March 1997).

             10.10/d/ Registration Rights Agreement dated March 24, 1997 between the Company, Swartz Investments, Inc. and Purchasers of the Company's Series B Preferred Stock.

            *10.11/e/ Letter Employment Agreement with Kenneth E. Hendrickson dated July 25, 1997.

            *10.12/e/ Letter Employment Agreement with Steven E. Snyder dated
                      September 23, 1997.

             10.13/f/ Form of Subscription Agreement, dated as of February 19,
                      1998, between Ancor Communications, Incorporated and each purchaser of Series C Preferred Stock.

             10.14/f/ Registration Rights Agreement, dated as of February 19,
                      1998, by and between Ancor Communications, Incorporated, the placement agent and each purchaser of Series C Preferred Stock.

            *10.15/g/ Termination of Employment Agreement dated August 29,
                      1997, between the Company and Dale C. Showers.

             10.16/g/ Sublease, Amendment Agreement, dated February 11, 1998, by and between the Company and Unisys Corporation, formerly known as Burroughs Corporation.

            *10.17/g/ Separation and General Release Agreement between the
                      Company and Lee B. Lewis.

            *10.18/g/ Amendments to Ancor Communications, Inc. Non-Employee
                      Director Stock Option Plan filed as exhibit 10.18.

             10.19/l/ Underwriting Agreement dated August 19, 1999 between the
                      Company and the Representatives of the Underwriters named therein.

             10.20/m/ Lease, dated October 1, 1999, 1999, by and between the
                      Company and Liberty Property Limited.

             10.21/m/ First Amendment to Lease, dated October 29 1999, by and between the Company and Liberty Property Limited.

             10.22/n/ Stock Purchase Agreement, dated as of November 29, 1999, by and between Ancor Communications, Incorporated, and each purchaser of Intel Corporation.

             10.23/n/ Registration Rights Agreement, dated as of November 29,
                      1999, by and between Ancor Communications, Incorporated, and each purchaser of Intel Corporation.

              23.1/n/ Consent of KPMG LLP.

              23.2/n/ Consent of McGladrey & Pullen, LLP.

              27.1/n/ Financial Data Schedule.

                99/n/   Risk Factors

-----------------
*    Indicates management contract or compensatory plan or agreement.

/a/ Incorporated by reference to the Company's Registration Statement on form SB-2 filed March 11, 1994.

/b/ Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on form SB-2 Filed April 28, 1994.

/c/ Incorporated by reference to the Company's form 10-QSB filed for the quarterly period ended September 30, 1995.

/d/ Incorporated by reference to the Company's form 10-Q filed for the quarterly period ended March 31, 1997.

/e/ Incorporated by reference to the Company's form 10-Q filed for the quarterly period ended September 30, 1997.

/f/ Incorporated by reference to the Company's form 8-K filed February 23, 1998.

/g/ Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1997.

/h/ Incorporated by reference to the Company's form 10-Q filed for the quarterly period ended June 30, 1998.

/i/ Incorporated by reference to the Company's form 10-Q filed for the quarterly period ended September 30, 1998.

/j/ Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1998.

/k/  Incorporated by reference to the Company's Form 8-K filed June 11. 1999.

/l/ Incorporated by reference to Exhibit 1.1 to Amendment No. 1 to the Registration Statement on Form S-3 (SEC File No. 333-82947) filed July 26, 1999.

/m/ Incorporated by reference to the Company's form 10-Q filed for the quarterly period ended September 30, 1999.

/n/  Included herewith.

(b.) Reports on Form 8-K

     Current report on Form 8-K filed December 8, 1999, investment in Company by Intel Corporation and execution of a collaboration agreement.

(c.) See subitem (a.) above.

(d.) See subitem (a.) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ANCOR COMMUNICATIONS, INCORPORATED

                                            By  /s/ Kenneth E. Hendrickson
                                                -------------------------------
                                                Kenneth E. Hendrickson
                                                Chairman of the Board & CEO

Dated:  March 24, 2000
        --------------

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Name                                      Title                                  Date
           ----                                      -----                                  ----
/s/ Kenneth E. Hendrickson                 Chairman, Director and CEO                March 24, 2000
---------------------------                (principal executive officer)
Kenneth E. Hendrickson

/s/ Steven E. Snyder                       Chief Financial Officer                   March 24, 2000
---------------------------                (principal financial officer)
Steven E. Snyder

/s/ Amyl Ahola                             Director                                  March 24, 2000
---------------------------
Amyl Ahola

/s/ Gerald M. Bestler                      Director                                  March 24, 2000
---------------------------
Gerald M. Bestler

/s/ John F. Carlson                        Director                                  March 24, 2000
---------------------------
John F. Carlson

/s/ Thomas F. Hunt, Jr.                    Director                                  March 24, 2000
---------------------------
Thomas F. Hunt, Jr.

/s/ Michael Huntley                        Director                                  March 24, 2000
---------------------------
Michael Huntley

/s/ Paul Lidsky                            Director                                  March 24, 2000
---------------------------
Paul Lidsky

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
Independent Auditors' Reports.....................................        F-2

Balance Sheets as of December 31, 1999 and 1998...................        F-4

Statements of Operations for the years ended
     December 31, 1999, 1998 and 1997.............................        F-5

Statements of Shareholders' Equity for the years ended
     December  31, 1999, 1998 and 1997............................        F-6

Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997.............................        F-8

Notes to Financial Statements.....................................        F-9

Schedule II - Valuation and Qualifying Accounts...................       F-20

                          INDEPENDENT AUDITORS' REPORT



THE BOARD OF DIRECTORS AND SHAREHOLDERS--ANCOR COMMUNICATIONS, INCORPORATED:

We have audited the accompanying balance sheets of Ancor Communications, Incorporated, as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ancor Communications, Incorporated, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

KPMG LLP




Minneapolis, Minnesota
January 28, 2000

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Ancor Communications, Incorporated
Eden Prairie, Minnesota

We have audited the accompanying statements of operations, shareholders' equity and cash flows of Ancor Communications, Incorporated for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements of Ancor Communications, Incorporated referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


McGLADREY & PULLEN, LLP




Minneapolis, Minnesota
February 19, 1998

ANCOR COMMUNICATIONS, INCORPORATED
BALANCE SHEETS

                                                                                   December 31,
                                                                    -------------------------------------------
                                                                             1999                   1998
                                                                    -------------------------------------------
         ASSETS
Current Assets:
   Cash and cash equivalents                                               $37,139,418             $ 6,458,204
   Short-term investments                                                   49,188,332                 989,169
   Accounts receivable, less allowances of $64,492 and
    $39,492, respectively                                                    1,973,064                 442,600
   Inventories                                                               2,894,348               1,288,868
   Prepaid expenses and other current assets                                   663,821                 110,398
                                                                    -------------------------------------------
                 Total current assets                                       91,858,983               9,289,239

Equipment, at cost                                                           7,755,684               5,865,404
   Less accumulated depreciation                                             3,582,427               2,744,786
                                                                    -------------------------------------------
                                                                             4,173,257               3,120,618
Other long-term assets,
       net of accumulated amortization of $943,678 and
        $703,501, respectively                                                 434,591                 328,236
                                                                    -------------------------------------------
TOTAL ASSETS                                                               $96,466,831             $12,738,093
                                                                    ===========================================

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term debt                                       $ 39,524               $ 139,791
   Accounts payable                                                          1,688,045                 448,383
   Accrued compensation and benefits                                         1,250,202                 577,206
   Other accrued liabilities                                                   633,450                 378,470
   Unearned revenue, current                                                 2,028,714               2,146,936
                                                                    -------------------------------------------
                 Total current liabilities                                   5,639,935               3,690,786

Long-term unearned revenue, less current                                     5,414,386               3,727,919
Long-term debt, less current maturities                                          6,988                 110,997

Commitments and Contingencies

Shareholders' Equity
   Preferred stock, par value $.01 per share,
        authorized 5,000,000 shares; issued and outstanding
        Series C, 0 shares in 1999 and 229 shares in 1998                            -                       2
   Common stock, par value $.01 per share,
        authorized 40,000,000 shares; issued and outstanding
        28,506,172 shares in 1999 and 23,265,819 shares in 1998                285,062                 232,658
   Additional paid-in capital                                              135,444,539              46,566,386
   Accumulated deficit                                                     (50,324,079)            (41,590,655)
                                                                    -------------------------------------------
                 Total shareholders' equity                                 85,405,522               5,208,391
                                                                    -------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $96,466,831             $12,738,093
                                                                    ===========================================

                         See notes to Financial Statements

ANCOR COMMUNICATIONS, INCORPORATED
STATEMENTS OF OPERATIONS


                                                                                Years Ended December 31,
                                                           -------------------------------------------------------------------
                                                                  1999                    1998                   1997
                                                           --------------------    -------------------    --------------------
Gross sales                                                       $ 13,717,768            $ 4,393,197             $ 7,924,001
Sales discounts                                                       (766,875)                     -                       -
                                                           --------------------    -------------------    --------------------

Net sales                                                           12,950,893              4,393,197               7,924,001
Cost of goods sold                                                   6,741,399              6,431,411               5,990,661
                                                           --------------------    -------------------    --------------------

   Gross profit (loss)                                               6,209,494             (2,038,214)              1,933,340

Operating expenses:
   Selling, general and administrative                               8,960,904              7,195,294               7,684,638
   Research and development                                          7,458,430              5,450,942               4,271,393
                                                           --------------------    -------------------    --------------------

   Total operating expenses                                         16,419,334             12,646,236              11,956,031
                                                           --------------------    -------------------    --------------------

   Operating loss                                                  (10,209,840)           (14,684,450)            (10,022,691)

Nonoperating income (expense):
   Interest expense                                                    (18,606)               (33,532)                (18,717)
   Other, primarily interest income                                  1,495,022                219,529                 218,408
                                                           --------------------    -------------------    --------------------

   Net loss                                                         (8,733,424)           (14,498,453)             (9,823,000)

   Accretion on convertible preferred stock                            (12,011)              (761,704)               (344,939)
                                                           --------------------    -------------------    --------------------

   Net loss attributable to common shareholders                   $ (8,745,435)         $ (15,260,157)          $ (10,167,939)
                                                           ====================    ===================    ====================

Basic and diluted net loss per common share                            $ (0.34)               $ (1.04)                $ (0.93)
                                                           ====================    ===================    ====================

Weighted average common shares outstanding                          25,658,947             14,741,431              10,963,416
                                                           ====================    ===================    ====================

                       See notes to Financial Statements

ANCOR COMMUNICATIONS, INCORPORATED STATEMENTS OF SHAREHOLDERS' EQUITY Years Ended December 31, 1999, 1998 and 1997

                                                                             Preferred Stock
                                                     -----------------------------------------------------------------------
                                                                Series A                                Series B
                                                     -----------------------------------------------------------------------
                                                      Shares              Amount             Shares                 Amount
                                                     -----------------------------------------------------------------------
Balance, December 31, 1996                                  174               $ 2                 -                     $ -
   Sales of Series B Preferred Stock (net of
      issuance costs of $602,253)                             -                 -               855                       8
   Conversions of Series A Preferred Stock                 (132)               (1)                -                       -
   Conversions of Series B Preferred Stock                    -                 -              (415)                     (4)
   Exercise of stock options and warrants                     -                 -                 -                       -
   Employee stock purchases                                   -                 -                 -                       -
   Net loss                                                   -                 -                 -                       -
                                                     -----------------------------------------------------------------------
Balance, December 31, 1997                                   42                 1               440                       4
   Sales of Series C Preferred Stock (net of
      issuance costs of $791,814)                             -                 -                 -                       -
   Warrants issued in connection with license                 -                 -                 -                       -
      agreement
   Conversions of Series A Preferred Stock                  (42)               (1)                -                       -
   Conversions of Series B Preferred Stock                    -                 -              (440)                     (4)
   Conversions of Series C Preferred Stock                    -                 -                 -                       -
   Exercise of stock options and warrants                     -                 -                 -                       -
   Employee stock purchases                                   -                 -                 -                       -
   Net loss                                                   -                 -                 -                       -
                                                     -----------------------------------------------------------------------
Balance, December 31, 1998                                    -                 -                 -                       -
   Sale of Common Stock in secondary
    offering (net of issuance costs
    of $4,173,962)                                            -                 -                 -                       -
   Sales of Common Stock                                      -                 -                 -                       -
   Warrants issued in connection with product
      sales and for services rendered                         -                 -                 -                       -
   Conversions of Series C Preferred Stock                    -                 -                 -                       -
   Exercise of stock options and warrants                     -                 -                 -                       -
   Employee stock purchases                                   -                 -                 -                       -
   Net loss                                                   -                 -                 -                       -
                                                     -----------------------------------------------------------------------
Balance, December 31, 1999                                    -               $ -                 -                     $ -
                                                     =================-=====================================================

                        See notes to Financial Statements



            Series C                            Common Stock                      Additional
--------------------------------------------------------------------               Paid-in           Accumulated
     Shares        Amount              Shares               Amount                 Capital             Deficit            Total
-----------------------------------------------------------------------------------------------------------------------------------
            -             $ -           10,407,687          $ 104,077            $ 27,071,820       $ (17,269,202)     $ 9,906,697

            -               -                    -                  -               7,947,739                   -        7,947,747
            -               -              407,444              4,074                  (4,073)                  -                -
            -               -              876,383              8,764                  (8,760)                  -                -
            -               -               74,775                748                 222,925                   -          223,673
            -               -               11,717                117                  61,112                   -           61,229
            -               -                    -                  -                       -          (9,823,000)      (9,823,000)
-----------------------------------------------------------------------------------------------------------------------------------
            -               -           11,778,006            117,780              35,290,763         (27,092,202)       8,316,346

        1,100              11                    -                  -              10,208,175                   -       10,208,186
            -               -                    -                  -                 768,064                   -          768,064

            -               -              134,268              1,343                  (1,342)                  -                -
            -               -            3,999,976             40,000                 (39,996)                  -                -
         (871)             (9)           7,196,487             71,965                 (71,956)                  -                -
            -               -               58,020                580                 215,301                   -          215,881
            -               -               99,062                990                 197,377                   -          198,367
            -               -                                       -                       -         (14,498,453)     (14,498,453)
-----------------------------------------------------------------------------------------------------------------------------------
          229               2           23,265,819            232,658              46,566,386         (41,590,655)       5,208,391

            -               -            2,500,000             25,000              64,863,538                   -       64,888,538
            -               -              280,000              2,800              14,816,600                   -       14,819,400

            -               -                    -                  -                 798,133                   -          798,133
         (229)             (2)             827,245              8,272                  (8,270)                  -                -
            -               -            1,592,771             15,928               8,088,975                   -        8,104,903
            -               -               40,337                404                 319,177                   -          319,581
            -               -                                       -                       -          (8,733,424)      (8,733,424)
-----------------------------------------------------------------------------------------------------------------------------------
            -             $ -           28,506,172          $ 285,062            $135,444,539       $ (50,324,079)     $85,405,522
===================================================================================================================================


                        See notes to Financial Statements

ANCOR COMMUNICATIONS, INCORPORATED
STATEMENTS OF CASH FLOWS


                                                                                 Years Ended December 31,
                                                           -------------------------------------------------------------------
                                                                    1999                    1998                      1997
                                                           -------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $ (8,733,424)         $ (14,498,453)           $ (9,823,000)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
       Provisions for non-cash sales discounts and
         consulting services                                           798,133                      -                       -
       Provisions for receivables allowances                            25,000                      -               1,028,000
       Provision for obsolete inventories                              270,000              4,262,000               1,045,000
       Writedown of equipment                                                -                100,538                 248,953
       Depreciation and amortization                                 1,647,885              1,342,653               1,077,796
       Changes in current assets and liabilities:
                 Accounts receivable                                (1,555,464)             1,057,034               1,491,366
                 Inventories                                        (1,875,480)            (2,814,146)               (842,761)
                 Prepaid expenses and other                           (553,423)                44,585                 181,751
                 Accounts payable                                    1,239,662               (514,938)               (788,937)
                 Accrued liabilities                                   927,976                 24,686                 323,926
                 Unearned revenue                                    1,568,245              6,641,919                   1,000
                                                           -------------------------------------------------------------------

   Net cash used in operating activities                            (6,240,890)            (4,354,122)             (6,056,906)
                                                           --------------------    -------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment                                           (2,450,982)              (606,533)             (1,334,183)
   Purchases of short-term investments                            (563,253,894)           (14,413,168)             (9,469,670)
   Sales of short-term investments                                 515,054,731             13,423,999              10,473,200
   Capitalized software development costs                                    -                      -                (125,035)
   Other, net                                                         (346,532)               (49,078)                (70,934)
                                                           --------------------    -------------------    --------------------

   Net cash used in investing activities                           (50,996,677)            (1,644,780)               (526,622)
                                                           --------------------    -------------------    --------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of common and preferred stock             79,707,938             10,208,186               7,947,747
   Net proceeds from exercise of stock warrants,
       exercise of stock options, and employee stock
       purchases                                                     8,424,484                414,248                 284,902
   Principal payments on long-term debt                               (213,641)              (166,732)               (154,758)
                                                           --------------------    -------------------    --------------------

   Net cash provided by financing activities                        87,918,781             10,455,702               8,077,891
                                                           --------------------    -------------------    --------------------


Net increase in cash                                                30,681,214              4,456,800               1,494,363
Cash, beginning of year                                              6,458,204              2,001,404                 507,041
                                                           --------------------    -------------------    --------------------
Cash, end of year                                                 $ 37,139,418            $ 6,458,204             $ 2,001,404
                                                           ====================    ===================    ====================

Supplemental Cash Flow Disclosures
  Cash payments for interest                                          $ 18,606               $ 33,532                $ 18,717
                                                           ====================    ===================    ====================

Supplemental Schedule of Noncash Investing and
 Financing Activities:
  Equipment acquired under capital lease                               $ 9,365              $ 222,673               $ 110,300
                                                           ====================    ===================    ====================
  Warrants issued under sales, consulting
   and license agreements                                            $ 798,133              $ 768,064                     $ -
                                                           ====================    ===================    ====================

                        See notes to Financial Statements

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 1. Nature of Business and Significant Accounting Policies

Nature of business: Ancor Communications, Incorporated (the Company) operates in one business segment, the development and marketing of switching products for data center networks. Currently, the Company's products are used primarily in deploying storage area networks. Sales are made to customers throughout the United States, Japan, and certain other foreign countries. Credit, including foreign credit, is determined on an individual customer basis.

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

Reclassifications: Certain prior year amounts have been reclassified to conform with current year presentation.

Revenue recognition: Revenue on firm customer orders is generally recognized at the time product is shipped or services are provided. Product shipped for customer evaluation is recorded as consigned inventory. The Company provides an allowance for product returns based on management's periodic assessment of the need for such an allowance. License revenue is recognized when all of the following criteria have been met: there is an executed license agreement; the product has been shipped to the customer; no significant vendor obligations remain; the license fee is fixed and payable within twelve months and collection is deemed probable.

Sales discounts: The fair value of warrants issued in conjunction with a sales agreement is determined by using the Black-Scholes option pricing model.

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

Short-term investments: Short-term investments consisted primarily of investments in money market funds, U.S. government obligations and investment grade securities. Short-term investments are recorded at amortized cost which approximates market.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company has recorded a reserve for potential obsolete inventory based primarily on management's estimate of future sales levels of products and related components in inventory.

Depreciation and amortization: Equipment purchases are stated at cost. Depreciation is computed by the straight-line method over estimated useful lives of three to five years. Intangible assets consist

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

principally of patents, prepaid royalties, and cost in excess of net assets acquired. Amortization is computed by the straight-line method over estimated useful lives ranging from 5 to 15 years.

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In connection with such a review, during 1998 and 1997 management wrote down certain assets resulting in a loss of $100,538 and $248,953, respectively.

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

Employee options: The Company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the Company's employee stock option plan.

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Net loss per share: Basic net loss per common share has been computed based upon the weighted average number of common shares outstanding during the year. Diluted net loss per common share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per common share. Potential common shares, consisting of options, warrants and convertible preferred stock for all periods, were not included in the computation as their effect was anti-dilutive. Basic and diluted loss per-share amounts are the same in each period presented. In calculating the basic loss per share, the premium earned by the preferred shareholders ($12,011 in 1999, $761,704 in 1998 and $344,939 in 1997) was added to the net loss in all years presented.

New Accounting Pronouncements: In June 1998, the FASB issued (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instrments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for the Company in fiscal 2001. The Company is currently evaluating SFAS No. 133, but does not expect that it will have a material effect on its financial statements.


Note 2. Sales Discounts

As part of the agreement with Sun Microsystems, Inc. ("Sun"), the Company granted a warrant to Sun to purchase up to 1.5 million shares of the Company's common stock at an exercise price of $7.30 per share. The warrant shares are earned at the rate of one share for each $67.00 of revenue the Company receives from Sun through September 30, 2002. In each period in which the warrant shares are earned, a non-cash sales discount is recorded. The amount of the non-cash sales discount is the fair value of the warrant shares which are earned in the period. Fair value of the warrant shares is calculated by using the Black-Scholes option pricing model. None of the warrant shares vest until the Company has received a total of $10,000,000 in revenue from Sun.

In addition to the closing price of the Company's common stock on December 31, 1999, of $67.875, the following weighted-average assumptions were used to calculate the value per warrant:

       Expected stock price volatility                   140%
       Risk-free interest rate                           6.50%
       Expected life of options (years)                  4.5

Based on the Black-Scholes option pricing model, the value per warrant at December 31, 1999, was $65.797. Sales discounts were correspondingly recorded in 1999 in the amount of $766,875.

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 3. Inventories

Inventories at December 31, 1999 and 1998, consisted of:

                                                                1999                 1998
---------------------------------------------------------------------------------------------
Raw materials                                              $  1,946,092         $  3,979,080
Work in process                                                 764,625               52,466
Finished goods consigned to customers and others                740,250              779,054
Finished goods                                                  949,318            1,289,577
Reserve for obsolescence                                     (1,505,937)          (4,811,309)
                                                   ------------------------------------------
                                                           $  2,894,348         $  1,288,868
                                                   ==========================================

During 1998 the Company recorded the following special charges relating to excess and obsolete inventory: (i) $4,015,000 provision for excess or obsolete inventory, (ii) $243,000 provision for future commitments to purchase excess or obsolete inventory, and (iii) $170,000 fee for canceling an order for excess or obsolete inventory. The Company made these charges due to its shift in focus from local area networks to storage area networks, along with a lack of demand in Japan for this old technology, causing the Company to believe its inventory of certain products was in excess of market demands.


Note 4. Notes Payable and Long-term Debt

Long-term debt consists of the following at December 31, 1999 and 1998:

                                          1999               1998
--------------------------------------------------------------------------
Note payable to shareholder (1)               $    0            $  81,946
Capital lease obligations (2)                 46,512              168,842
                                     -------------------------------------
                                              46,512              250,788

Less current maturities                       39,524              139,791
                                     -------------------------------------
                                            $  6,988           $  110,997
                                     =====================================

(1) Payments were made to the note holder in an amount equal to 0.94 percent of Company sales in excess of $4,000,000 in any calendar year.

(2) The Company has capitalized certain equipment held under capital leases with a capitalized cost of $136,816 and $396,855 and accumulated depreciation of $65,922 and $133,752 at December 31, 1999 and 1998, respectively. The related obligations are recorded in the accompanying financial statements based on the present value of the future minimum lease payments based on an implicit interest rate of 10 percent.

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Approximate aggregate annual maturities of long-term debt, including capital lease obligations, at December 31, 1999, are as follows:

Years ending December 31:
       2000                                                    $  34,000
       2001                                                       12,000
       2002                                                        1,000
                                                    ---------------------
                                                               $  47,000
                                                    =====================


Note 5. Major Customers and Concentration of Credit Risk

Major customers:  A summary of major customers follows:

                                                 1999                          1998                         1997
                                      ----------------------------  ---------------------------  ----------------------------
                                                        Percent                      Percent                       Percent
              Customer                     Sales        to Total         Sales       to Total         Sales       to Total
-----------------------------------------------------------------------------------------------------------------------------
Customer A                                $ 2,984,000        22%                 -         -                  -          -
Customer B                                  2,448,000        18                  -         -                  -          -
Customer C                                  2,291,000        17         $2,193,000        50%          $679,000          9%
Customer D                                  2,200,000        16                  -         -                  -          -
Customer E                                    282,000         2            967,000        22                  -          -
Customer F                                     13,000         -            174,000         4          6,983,000         88

Accounts receivable from major customers totaled approximately $1,545,000 and $537,000 at December 31, 1999 and 1998, respectively.

Export net sales totaled approximately $1,166,000, $1,159,000, and $7,340,000 in 1999, 1998, and 1997, respectively. The Company's Japanese distributors comprised 25, 98, and 95 percent of export net sales in 1999, 1998, and 1997, respectively.


Note 6. Income Taxes

The Company has incurred significant net operating losses. The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements.

The income tax benefit differed from the statutory federal rate as follows:


                                                          1999                 1998                 1997
----------------------------------------------- -------------------- -------------------- --------------------
Statutory rate applied to loss before taxes           $ (2,969,000)        $ (4,929,000)        $ (3,438,000)
Current period tax benefits not utilized                 2,969,000            4,929,000            3,438,000
                                                -------------------- -------------------- --------------------
                                                      $          -         $          -         $          -
                                                ==================== ==================== ====================

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Deferred tax assets consist of the following components as of December 31, 1999 and 1998:

                                                                                                   1999                 1998
------------------------------------------------------------------------------------ -------------------- --------------------
Loss carryforwards                                                                        $  25,618,000        $  14,711,000
Tax credit carryforwards                                                                      1,301,000            1,042,000
Accrued expenses                                                                                223,000              188,000
Allowances for obsolete inventory, product returns, and doubtful accounts                       587,000            2,317,000
Property, plant and equipment                                                                   (16,000)            (440,000)
                                                                                     -------------------- --------------------
                                                                                             27,713,000           17,818,000

Less valuation allowance                                                                  $ (27,713,000)        $(17,818,000)
                                                                                     -------------------- --------------------
                                                                                          $           -         $          -
                                                                                     ==================== ====================

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management does not believe that it is more likely than not the Company will realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as of December 31, 1999 and 1998.

At December 31, 1999, the Company has net operating loss, research and development credit, and investment tax credit carryforwards (under existing federal tax laws) as follows:


    Carryforward                           Net                  Tax
     Expiration                      Operating Loss           Credits
---------------------                -------------------- --------------------
        2000                               $   900,000             $      -
        2006                                 1,100,000               82,000
        2007                                 3,100,000              117,000
        2008                                 2,100,000              126,000
        2009                                 3,000,000              138,000
        2010                                 3,400,000               82,000
        2011                                 5,200,000              104,000
        2012                                 7,400,000              278,000
        2018                                11,400,000              224,000
        2019                                31,900,000              150,000
                                   -------------------- --------------------
                                          $ 69,500,000          $ 1,301,000
                                   ==================== ====================

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company which constitutes an "ownership change," as defined by the Internal Revenue Code, Section 382. Because of the changes in ownership that have occurred in

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

connection with the company's initial public offering (IPO) in 1994, as well as the sales of securities that have occurred subsequent to the IPO, the Company's future use of its net operating loss and tax credit carryforwards are subject to certain annual limitations.


Note 7. Shareholders' Equity

Preferred stock: The Company has authorized 5,000,000 shares of preferred stock at December 31, 1999. There is no preferred stock outstanding at December 31, 1999.

Series C: On February 19, 1998, the Company completed a private placement transaction by selling 1,100 shares of Series C Preferred Stock , that accreted at the rate of 8 percent per year which provided proceeds of $10,208,186, net of issuance costs of $791,814. In conjunction with this transaction, the placement agent was granted a five-year warrant to purchase 90,644 shares of common stock at $7.28 per share.

The Series C Preferred Stock was convertible into Common Stock of the Company, subject to certain restrictions, at a variable conversion rate equal to the lower of (i) the Maximum Conversion Price (as defined below) or (ii) the average of the three lowest closing bid prices of the Common Stock during the applicable Pricing Period (as defined below). The Maximum Conversion Price for the first year was $11.00. After the first year, the Maximum Conversion Price was equal to the lesser of $11 per share and the average closing bid price of the five Wednesdays immediately preceding the first anniversary of the date the Series C Preferred Stock was issued ($7.575). The applicable Pricing Period was a number of consecutive trading days immediately preceding the date of conversion of the Series C Preferred Stock initially equal to twelve and increased by one additional consecutive trading day for each full calendar month which elapsed since February 19, 1998. The Series C Preferred Stock was junior to the Series A and B Preferred Stock. During 1999 and 1998, all shares of Series C Preferred Stock were converted into 8,023,732 shares of common stock.


Shareholder Rights Plan: The Company declared a dividend of one right for each common share outstanding on November 10, 1998. As amended on July 21, 1999, each right entitles a shareholder to buy a fraction of a share of a newly authorized series of preferred stock at an exercise price of $200 per share. The rights become exercisable in the event that a person or group acquires 15% or more of the Company's common shares or a tender offer is commenced that would result in ownership by a person or group of 15% or more of the Company's common shares (subject to certain exceptions).

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

The Company's Board of Directors is entitled to redeem the rights at $.01 per right at any time prior to an acquiror purchasing 15% or more of the Company's Common Stock.

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The new purchase rights were distributed as a non-taxable dividend and will trade with the Company's Common Stock. The rights expire on November 3, 2008.


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

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated as follows:

                                                                                  Years Ended December 31,
                                                                --------------------------------------------------------------
                                                                       1999                 1998                 1997
--------------------------------------------------------------- -------------------- -------------------- --------------------
Net loss, as reported                                                  $(8,733,424)        $(14,498,453)         $(9,823,000)
Net loss, pro forma                                                    (13,651,756)         (16,750,953)         (11,241,000)
Basic and diluted net loss per share, as
    reported                                                                 (0.34)               (1.04)               (0.93)
Basic and diluted net loss per share, pro forma                              (0.53)               (1.19)               (1.06)


The above pro forma effects on net loss and net loss per share are not likely to be representative of the effects on reported net income (loss) for future years because options vest over several years and additional awards generally are made each year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997:

                                                                                  Years Ended December 31,
                                                                --------------------------------------------------------------
                                                                       1999                 1998                 1997
--------------------------------------------------------------- -------------------- -------------------- --------------------
Expected stock price volatility                                                140%                 131%                 124%
Risk-free interest rate                                                       6.41%                5.11%                6.30%
Expected life of options (years)                                                3.5                  3.5                    3

The weighted-average fair value, as determined using the Black-Scholes option pricing model, of options granted during 1999, 1998 and 1997 was $22.71, $1.76 and $4.53, respectively.

On June 2, 1999, the Company issued a warrant to purchase 1,500,000 shares of common stock (the "Warrant") to Sun Microsystems, Inc. ("Sun") in connection with a product purchase agreement entered into between the Company and Sun on such date. The Warrant is exercisable for a period of five years at

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

an exercise price of $7.30. Upon Sun purchasing $10,000,000 of the Company's product, the warrant will vest with respect to 149,253 shares of common stock. Subsequent purchases of the Company's product will vest quarterly at a rate of one warrant for each $67 of purchases through September 30, 2002.

Transactions involving stock options and warrants during the three years ended December 31, 1999, are summarized as follows:

                                                                                                           Weighted Average
                                                                                                          Exercise Price Per
                                                                     Warrants           Stock Options            Share
--------------------------------------------------------------- -------------------- -------------------- --------------------
Balance, December 31, 1996                                                90,832               840,433             $     7.31
    Granted                                                              105,556               746,500                   6.77
    Exercised                                                            (25,182)              (60,808)                  4.08
    Expired                                                                    -              (102,459)                  8.71
                                                                -------------------- -------------------- --------------------
Balance, December 31, 1997                                               171,206             1,423,666                   7.15
    Granted                                                            1,021,704             2,392,591                   2.44
    Exercised                                                                  -               (58,020)                  3.28
    Expired                                                                    -              (261,063)                  7.05
                                                                -------------------- -------------------- --------------------
Balance, December 31, 1998                                             1,192,910             3,497,174                   2.50
    Granted                                                            1,512,000               880,101                  15.76
    Exercised                                                         (1,135,805)             (456,966)                  5.21
    Expired                                                               (6,992)              (62,669)                  4.70
                                                                -------------------- -------------------- --------------------
Balance, December 31, 1999                                             1,562,113             3,857,640              $    8.28
                                                                ==================== ==================== ====================

Currently exercisable                                                     62,113             1,565,111              $    2.21
Not currently exercisable                                              1,500,000             2,292,529                  10.80
                                                                -------------------- -------------------- --------------------
                                                                       1,562,113             3,857,640              $    8.28
                                                                ==================== ==================== ====================

The following tables summarize information about stock options and warrants outstanding as of December 31, 1999:

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                              Options and Warrants Outstanding              Options and Warrants Exercisable
                                     ---------------------------------------------------    ----------------------------------
                                                          Weighted
                                                          Average
                                        Number of        Remaining         Weighted                              Weighted
                                          Units         Contractual         Average         Number of Units       Average
Range of Exercise Price                Outstanding    Life (in Years)   Exercise Price        Exercisable     Exercise Price
------------------------------------ ---------------- ----------------- ----------------    ----------------- ----------------
$  1.68 - 10.25                            4,670,253        6.34               $   4.12            1,627,224         $   2.21
$20.00 - 28.375                              555,000        9.80                  27.77                    -                -
$29.75 - 79.625                              194,500        9.81                  52.46                    -                -
                                     ----------------                   ----------------    ----------------- ----------------
                                           5,419,753                           $   8.28            1,627,224         $   2.21
                                     ================                   ================    ================= ================

Note 8. Commitments

Operating leases: The Company leases its office facility and certain equipment under operating leases. The total minimum annual future rentals under these noncancelable operating leases are as follows:

      Years ending December 31:
           2000                                   $      559,896
           2001                                          529,665
           2002                                          524,925
           2003                                          524,925
           2004                                          524,925
           2005                                          393,693
                                              --------------------
                                                   $   3,058,029
                                              ====================

The office facility lease requires the Company to pay real estate taxes, insurance and maintenance costs. Total rent expense under the operating lease-arrangements for 1999, 1998 and 1997, was approximately $437,000, $361,000, and $391,000, respectively.

Profit sharing plan: The Company has a profit sharing/401(k) plan which provides that an annual contribution, up to the maximum amount allowed as a deduction by the Internal Revenue Code, may be contributed by the Company to the plan. Company contributions to the plan are discretionary as determined by the Board of Directors. No contributions were made by the Company during 1999, 1998, and 1997.

Major supplier: The Company outsources the manufacturing of its products with a contract manufacturer. Purchases of contracted product were approximately $5,501,000, $4,071,000, and $6,480,000 in 1999, 1998, and 1997, respectively.
Management believes that alternative contract manufacturers are available.

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 9. Lawsuits

The Company is a defendant in a lawsuit brought by Hoyt Properties, Inc. ("Hoyt") venued in Hennepin County District Court in the State of Minnesota. Hoyt claims that the Company breached an agreement which provided that Hoyt would build and lease to the Company an office building to be located in Eden Prairie, Minnesota, and asserts damages in excess of $2,500,000. The Company asserts there was no binding agreement. The Company denies all liability, and alleges that Hoyt refused to provide improvements desirable and necessary to the Company's occupancy of the proposed leased space, and multiple contingencies, conditions, and agreements did not occur. Certain discovery is pending, and the case has been set for trial in April 2000. The Company is vigorously defending the case. However, there is no assurance that any judgment, order or decree against the Company arising out of this action will not have a material adverse effect on the Company or its business. The Company is unable to determine at this time if there will be a material adverse outcome. No provision has been made for any loss that may occur as a result of an adverse outcome of the suit.


Note 10. 1997 Fourth-Quarter Adjustments

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

                                                                     SCHEDULE II

ANCOR COMMUNICATIONS, INCORPORATED

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

VALUATION AND QUALIFYING ACCOUNTS
Year Ended December 31, 1999

                                                            Charged to
                                                             Cost and
                                            Balance at       Expenses                      Balance
                                            Beginning       Or Against                     at End
                   Description               of Year         Net Sales     Deductions      of Year
                   -----------               -------         ---------     ----------      -------
Deducted in the balance sheet from the
   assets to which it applies:
   Allowance for doubtful accounts:
      Year ended December 31, 1999          $   39,492       $ 25,000                     $   64,492
                                                                           $        -
   Inventory valuation reserve:
     Year ended December 31, 1999            4,811,309        270,000       3,575,372      1,505,937