Form 10-Q
period 2000-03-31
ANCOR COMMUNICATIONS INC /MN/
filed 2000-05-15
CIK 920636

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

                    For Quarterly Period Ended March 31, 2000

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


               6321 Bury Drive Eden Prairie, Minnesota 55346-1739
               --------------------------------------------------
               (Address of principal executive offices) (Zip code)

        Registrant's Telephone number, including area code (952) 932-4000
                                                           --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                                   29,289,786
                                   ----------
                    (Number of shares of common stock of the registrant outstanding as of May 5, 2000)



================================================================================

                       ANCOR COMMUNICATIONS, INCORPORATED

                                    Form 10-Q
                         For the Quarterly Period Ended
                                 March 31, 2000

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION
------   ---------------------

      ITEM 1:  FINANCIAL STATEMENTS

               Balance Sheets as of March 31, 2000 (unaudited)
               and December 31, 1999                                         3

               Statements of Operations for the three
               month periods ended March 31, 2000
               and 1999 (unaudited)                                          4

               Statements of Cash Flows for the three
               month periods ended March 31, 2000
               and 1999 (unaudited)                                          5

               Notes to Financial Statements                                 6


      ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                                    8

      ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISKS                                           12


PART II - OTHER INFORMATION                                                 13
-------   -----------------

                         PART I - FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS
                          -----------------------------

                       ANCOR COMMUNICATIONS, INCORPORATED
                                 BALANCE SHEETS

                                                                                    March 31,       December 31,
                                                                                      2000              1999
                                                                                  -------------    -------------
         ASSETS                                                                    (Unaudited)
Current Assets:
   Cash and cash equivalents                                                      $  22,755,009    $  37,139,418
   Short-term investments                                                            59,091,353       49,188,332
   Accounts receivable, less allowances of $64,492 and $64,492, respectively          5,841,632        1,973,064
   Inventories                                                                        2,761,549        2,894,348
   Prepaid expenses and other current assets                                            359,947          663,821
                                                                                  -------------    -------------
              Total current assets                                                   90,809,490       91,858,983

Equipment, net of accumulated depreciation                                            4,758,130        4,173,257

Other long-term assets,
       net of accumulated amortization of $1,017,186 and $943,678, respectively         368,455          434,591
                                                                                  -------------    -------------
TOTAL ASSETS                                                                      $  95,936,075    $  96,466,831
                                                                                  =============    =============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term debt                                           $      28,797    $      39,524
   Accounts payable                                                                   2,215,282        1,688,045
   Accrued liabilities                                                                1,894,086        1,883,652
   Unearned revenue, current                                                          2,221,761        2,028,714
                                                                                  -------------    -------------
              Total current liabilities                                               6,359,926        5,639,935

Long-term unearned revenue, less current                                              5,091,108        5,414,386
Long-term debt, less current maturities                                                   5,538            6,988

Shareholders' Equity:
   Common stock, par value $.01 per share,
        authorized 40,000,000 shares; issued and outstanding
        29,236,147 shares in 2000 and 28,506,172 shares in 1999                         292,361          285,062
   Additional paid-in capital                                                       137,425,922      135,444,539
   Accumulated deficit                                                              (52,997,779)     (50,324,079)
   Other comprehensive loss                                                            (241,001)            --
                                                                                  -------------    -------------
              Total shareholders' equity                                             84,479,503       85,405,522
                                                                                  -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $  95,936,075    $  96,466,831
                                                                                  =============    =============

                        See Notes to Financial Statements

                       ANCOR COMMUNICATIONS, INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                  ------------    ------------
                                                      2000            1999
                                                  ------------    ------------


Gross sales                                       $  7,204,516    $  1,519,713
Sales discounts                                       (319,649)           --
                                                  ------------    ------------

   Net sales                                         6,884,867       1,519,713
Cost of goods sold                                   3,580,773         664,805
                                                  ------------    ------------

   Gross profit                                      3,304,094         854,908

Operating expenses
   Selling, general and administrative               4,173,759       1,751,833
   Research and development                          3,217,859       1,326,587
                                                  ------------    ------------

   Total operating expenses                          7,391,618       3,078,420
                                                  ------------    ------------

   Operating loss                                   (4,087,524)     (2,223,512)

Nonoperating income (expense)
   Interest expense                                     (1,789)         (6,183)
   Other, primarily interest income                  1,415,613          67,435
                                                  ------------    ------------

   Net loss                                         (2,673,700)     (2,162,260)

   Accretion on convertible preferred stock               --            (7,681)
                                                  ------------    ------------

   Net loss attributable to common shareholders   $ (2,673,700)   $ (2,169,941)
                                                  ============    ============

Basic and diluted net loss per common share       $      (0.09)   $      (0.09)
                                                  ============    ============

Weighted average common shares
outstanding                                         28,911,688      24,002,103
                                                  ============    ============

                        See Notes to Financial Statements

                       ANCOR COMMUNICATIONS, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                       ----------------------------
                                                                           2000             1999
                                                                       ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                            $ (2,673,700)   $ (2,162,260)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
       Non-cash sales discounts                                             319,649            --
       Writedown of inventory to net realizable value                       505,000          30,000
       Depreciation and amortization                                        618,137         380,031
       Changes in current assets and liabilities:
              Accounts receivable                                        (3,868,568)       (509,816)
              Inventories                                                  (372,201)       (324,381)
              Prepaid expenses and other                                    303,874          36,473
              Accounts payable                                              527,237         653,926
              Accrued liabilities                                            10,434        (175,951)
              Unearned revenue                                             (130,231)      2,584,406
                                                                       ------------    ------------

   Net cash provided by (used in) operating activities                   (4,760,369)        512,428
                                                                       ------------    ------------


CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of equipment                                                (1,129,502)       (252,487)
   Purchases of short-term investments                                  (15,512,525)     (5,997,172)
   Sales of short-term investments                                        5,368,504       3,989,613
   Investment in other, net                                                  (7,372)         (5,133)
                                                                       ------------    ------------

   Net cash used in investing activities                                (11,280,895)     (2,265,179)
                                                                       ------------    ------------


CASH FLOW FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                     (12,178)        (45,061)
   Net proceeds from sale of common stock                                   115,461          57,305
   Net proceeds from exercise of warrants and options                     1,553,572           4,704
                                                                       ------------    ------------

   Net cash provided by financing activities                              1,656,855          16,948
                                                                       ------------    ------------


Net decrease in cash and cash equivalents                               (14,384,409)     (1,735,803)
Cash and cash equivalents, beginning of period                           37,139,418       3,477,236
                                                                       ------------    ------------
Cash and cash equivalents, end of period                               $ 22,755,009    $  1,741,433
                                                                       ============    ============

Supplemental Schedule of Noncash Investing and Financing Activities:
   Warrants earned under sales agreement                               $    628,833    $       --
                                                                       ============    ============

                        See Notes to Financial Statements

                       ANCOR COMMUNICATIONS, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2000.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted.

NOTE 2 - SALES DISCOUNTS

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

In addition to the closing price of the Company's common stock on March 31, 2000, of $41.125 the following weighted-average assumptions were used to calculate the value per warrant:

             Expected stock price volatility                142%
             Risk-free interest rate                        6.25%
             Expected life of warrants (years)              4.25

Based on the Black-Scholes option pricing model, the value per warrant at March 31, 2000, was $39.269. Including the effect of the revaluation of warrant shares previously earned, sales discounts were correspondingly recorded in 2000 in the amount of $319,649.

NOTE 3 - INVENTORIES

Inventories at March 31, 2000 and December 31, 1999 consisted of:

                                                       2000             1999
-------------------------------------------------------------------------------
Raw materials                                      $ 1,660,244     $ 1,946,092
Work in process                                        928,554         764,625
Finished goods consigned to customers and others       913,497         740,250
Finished goods                                       1,218,784         949,318
Reserve for obsolescence                            (1,959,530)     (1,505,937)
                                                  -----------------------------
                                                   $ 2,761,549     $ 2,894,348
                                                  =============================

NOTE 4 - COMPREHENSIVE LOSS

A reconcilication of total comprehensive loss is as follows:

                                                    Three Months Ended
                                                         March 31,
                                              --------------------------------

                                                   2000              1999
                                              --------------    --------------

Net loss                                         (2,673,700)       (2,169,941)
Unrealized loss on marketable securities           (241,001)                0
                                              --------------    --------------

Total comprehensive loss                         (2,914,701)       (2,169,941)
                                              ==============    ==============

NOTE 5 - NET LOSS PER SHARE

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

NOTE 6 - CONTINGENCY

The Company was a defendant in a lawsuit brought by Hoyt Properties, Inc. ("Hoyt") venued in Hennepin County District Court in the State of Minnesota. Hoyt claimed that the Company breached an agreement which provided that Hoyt would build and lease to the Company an office building to be located in Eden Prairie, Minnesota, and asserted damages in excess of $2,500,000. The Company asserted there was no binding agreement. The Company denied all liability, and alleged that Hoyt refused to provide improvements desirable and necessary to the Company's occupancy of the proposed leased space, and multiple contingencies, conditions, and agreements did not occur. On April 28, 2000, the parties reached an agreement under which the Company will pay $675,000 for full settlement of this suit. The expense was recorded in the first quarter.

NOTE 7 - SUBSEQUENT EVENT

On May 7, 2000, the Company entered into an Agreement and Plan of Merger with QLogic Corporation, pursuant to which the Company will be acquired by QLogic, and shareholders of the Company will receive 0.5275 shares of QLogic common stock for each share of the Company's common stock held. Completion of the proposed transaction is subject to approval by the shareholders of both companies and appropriate regulatory clearances, and is expected to close in the third quarter. The proposed transaction is intended to qualify as a pooling-of-interests and as a tax-free exchange of shares under IRS regulations.

                                     ITEM 2
                                     ------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations
---------------------

For the three months ended March 31, 2000 and 1999.

The following table sets forth, for the periods indicated, certain statements of operations data as a percentage of net sales.

                                                  For the Three Months
                                                     Ended March 31
                                                ----------------------
                                                  2000            1999
                                                  ----            ----

Sales                                            100.0%          100.0%
Sales discounts                                   (4.4)            0.0
                                                -------         ------
Net sales                                         95.6           100.0
Cost of goods sold                                49.7            43.7
                                                 -----           -----

Gross profit                                      45.9            56.3

Operating expenses:
  Selling, general & admin.                       57.9           115.3
  Research & development                          44.7            87.3
                                                 -----           -----

Total operating expenses                         102.6           202.6
                                                 -----           -----

Operating loss                                   (56.7)         (146.3)

Other income, net                                 19.6             4.0
                                                 -----          ------

Net loss                                         (37.1)%        (142.3)%
                                                 =====          ======

         Sales Sales for the first quarter 2000, before discounts recorded to reflect the effect of warrants issued to Sun Microsystems, Inc. ("Sun") as part of an original equipment manufacturing ("OEM") sales agreement, increased by approximately $5.7 million (374%) from 1999 to approximately $7.2 million. The increase in sales reflects an increase in the number of switches sold to an increasing customer base of SAN OEMs. SAN revenue accounted for approximately $6 million of first quarter 2000 sales, compared to approximately $1 million in 1999. Additionally, in the first quarter 2000 sales from four customers accounted for 77% of total revenues. While the Company expects its customer base to increase, concentration of sales among a limited number of customers is likely to continue.

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

Based on the Black-Scholes option pricing model, using the closing price of the Company's common stock on March 31, 2000 of $41.125, the value per warrant was $39.269. Revaluation of previously earned warrants resulted in a non-cash sales credit of $309,184. Additional non-cash sales discounts were correspondingly recorded in the amount of $628,833, reflecting the 16,013 warrant shares earned by Sun in the first quarter 2000. Thus, the net non-cash sales discounts recorded in the first quarter 2000 were $319,649.

         Gross Profit Gross profit in the first quarter 2000 increased to approximately $3.3 million, or 46% of sales, from approximately $855,000 or 56% of sales in 1999. Gross profit is affected by sales volume and its direct cost and also by indirect costs, such as normal scrap and overhead allocations, the percentage impact of which is decreased as sales increase. Gross profit percentage is also impacted by the mix of product sold within a period, as well as by the mix of customers. Service and license fee revenues generally have higher margins than switch revenue, and various switch types have different margins. The increase in gross profit for 2000 is due primarily to increased sales volume. However, the gross profit percentage was negatively impacted due to (i) the $319,649 sales discount; and (ii) $505,000 in additional inventory reserve recorded for older version switch product made obsolete by new generation switch product.

         Selling General and Administrative Expenses The Company's selling, general and administrative ("SGA") expenses for the first quarter 2000 were approximately $4.2 million, or 58% of sales, compared to approximately $1.8 million, or 115% of sales, in 1999. SGA headcount increased 71% with expenditures correspondingly increasing approximately $1.2 million over the same period in the previous year, primarily in marketing and sales positions. Additionally, physical support costs also increased, including rent of expanded facilities and depreciation of additional computer equipment. Also, as the Company's publicity, customer base and investor base have increased, so too have the related expenditures for advertising, public and investor relations and legal fees. Lastly, on April 28, 2000, the parties in the Hoyt Properties,

Inc. litigation reached an agreement under which the Company will pay $675,000 for full settlement of the suit. The expense was recorded in the first quarter. (See Litigation.)

         Research and Development Expenses The Company's research and development expenses for first quarter 2000 were approximately $3.2 million, or 45% of sales, compared to approximately $1.3 million, or 87% of net sales, in 1999. The Company continues to expand its product line and feature set offering, requiring additional internal and outsourced engineering personnel, the expenditures for which increased approximately $1.2 million over the previous year. Related product development expenditures of non-recurring engineering and prototype fabrication increased approximately $600,000 over the previous year.

         Other Income (Expense) Other income of approximately $1.4 million and $67,000 in the first quarters of 2000 and 1999, respectively, was primarily interest income earned from the investment of available cash balances. The interest income in 2000 was primarily earned from the investment of the net proceeds received from (i) the public offering of the Company's common stock that occurred in August 1999; and (ii) the sale of common stock to Intel Corporation ("Intel") in November 1999. Interest expense decreased to approximately $2,000 in 2000 from approximately $6,000 in 1999 as the Company completed its obligations on certain capitalized leases.


Liquidity and Capital Resources
-------------------------------

The Company's principal liquidity at March 31, 2000 was cash, cash equivalents and short term investments of approximately $81.8 million. This compares to approximately $86.3 million at year end 1999. Cash flows used in 2000 operating activities totaled approximately $4.8 million, due primarily to the operating loss and an increase in end-of-period receivables as over 50% of the Company's sales were achieved in the last month of the quarter. Cash flows used in 2000 investing activities totaled approximately $11.3 million primarily as a result of the purchase of short-term investments with available cash balances. Cash flows from financing activities resulted primarily from the exercise of warrants and options to purchase the Company's common stock.

The Company believes that anticipated revenues from operations, together with interest earned on available cash balances, will provide adequate liquidity to fund its growth, operations, and capital expenditures at least through the next 12 months. Future capital requirements of the Company beyond that will depend upon many factors including rate of revenue growth, timing and level of expenditures needed to support sales and marketing expansion and product development, and market acceptance of the Company's products. The Company may need to secure additional financing. There can be no assurance, however, that additional financing can be obtained with terms acceptable to the Company. Any additional equity financings may be dilutive to existing shareholders, and any debt financing may contain restrictive covenants. The Company's inability to obtain additional financing if and when needed could adversely affect the Company and its operations.

Litigation. The Company was a defendant in a lawsuit brought by Hoyt Properties, Inc. ("Hoyt") venued in Hennepin County District Court in the State of Minnesota. Hoyt claimed that the Company breached an agreement which provided that Hoyt would build and lease to the

Company an office building to be located in Eden Prairie, Minnesota, and asserted damages in excess of $2,500,000. The Company asserted there was no binding agreement. The Company denied all liability, and alleged that Hoyt refused to provide improvements desirable and necessary to the Company's occupancy of the proposed leased space, and multiple contingencies, conditions, and agreements did not occur. On April 28, 2000, the parties reached an agreement under which the Company will pay $675,000 for full settlement of the suit. The expense was recorded in the first quarter.


Subsequent Event
----------------

On May 7, 2000, the Company entered into an Agreement and Plan of merger with QLogic Corporation ("QLogic"), pursuant to which the Company will be acquired by QLogic, and shareholders of the Company will receive 0.5275 shares of QLogic common stock for each share of the Company's common stock held. Completion of the proposed transaction is subject to approval of the shareholders of both companies and appropriate regulatory clearances, and is expected to close in the third quarter. The proposed transaction is intended to qualify as a pooling-of-interests and as a tax-free exchange of shares under IRS regulations.


Safe Harbor Cautionary Statement
--------------------------------

Statements made in this Management's Discussion and Analysis that are not historical in nature, including statements regarding the level of future revenues and expenses, expected revenue from the SAN market and the timing of purchases by Sun, are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 and are subject to risks and uncertainties. Factors that may affect the Company's future performance and results are set forth in Exhibit 99 - "Risk Factors" to the Company's 10-K and include: the level of market acceptance of Fibre Channel technology and the Company's products and the timing of such acceptance; the ability of the Company to successfully market and sell its products to OEMs and others; the Company's ability to compete with others providing Fibre Channel technology; the timing of customer orders, including whether customers will purchase products from the Company at the rates and times projected by those customers; the success of the products incorporating the Company's products and/or technology marketed by the Company's customers; the ability of the Company to develop enhancements to its products and technology and keep pace with technological developments; the Company's ability to manage growth; the Company's ability to attract and retain qualified personnel; and the ability of the Company's products to interoperate with products manufactured by others. Retention of $2.0 million of prepaid royalties from INRANGE is contingent upon the Company's completion of certain deliverables defined in the Company's technology license agreement with INRANGE. The proposed merger between the Company and QLogic is subject to risks and uncertainties, including, but not limited to: inability to obtain, or meet conditions imposed for, governmental approvals for the merger; failure of the QLogic stockholders or the Company's shareholders to approve the merger; costs related to the merger; the risk that the QLogic and the Company's businesses will not be integrated successfully; and other economic, business, competitive and/or regulatory factors affecting the businesses of QLogic and the Company generally.

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

         See Note 6 to Financial Statements.

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

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a.)     Exhibits

                  3.1(a) Second Amended and Restated Articles of Incorporation of the Company.

                  3.2(a)   Amended Bylaws of the Company.

                  3.3(g) Amendment to Second Amended and Restated Articles of Incorporation of the Company relating to an increase of the number of authorized shares.

                  3.4(i)   Amendment to Bylaws adopted October 21, 1998.

                  4.1(c) Form of Warrant issued to Purchasers of the Company's Series B Preferred Stock.

                  4.2(f) Form of Warrant issued to Dunwoody Brokerage Services, Inc. on February 19, 1998.

                  4.3(h) Form of Warrant issued to Inrange Technologies, Inc. on September 24, 1998.

                  4.4(j)   Warrant issued to Sun Microsystems, Inc. on June 2,
                           1999.

                 *10.1(a) Ancor Communications, Incorporated 1990 Stock Option Plan.

                 *10.2(a) Ancor Communications, Incorporated 1994 Long-Term Incentive and Stock Option Plan.

                 *10.3(b) Ancor Communications, Inc. 1995 Employee Stock Purchase Plan.

                 *10.4(i) Amendment to Ancor Communications, Inc., 1995 Employee Stock Purchase Plan, effective September 1, 1998.

                 *10.5(b) Ancor Communications, Inc. Non-Employee Director Stock Option Plan.

                  10.6(c) Form of Subscription Agreement between the Company and Purchasers of the Company's Series B Preferred Stock (March 1997).

                  10.7(c) Registration Rights Agreement dated March 24, 1997 between the Company, Swartz Investments, Inc. and Purchasers of the Company's Series B Preferred Stock.

                 *10.8(d) Letter Employment Agreement with Kenneth E. Hendrickson dated July 25, 1997.

                 *10.9(d) Letter Employment Agreement with Steven E. Snyder dated September 23, 1997.

                  10.10(e) Form of Subscription Agreement, dated as of February
                           19, 1998, between Ancor Communications, Incorporated and each purchaser of Series C Preferred Stock.

                  10.11(e) Registration Rights Agreement, dated as of February
                           19, 1998, by and between Ancor Communications, Incorporated, the placement agent and each purchaser of Series C Preferred Stock.

                 *10.12(f) Termination of Employment Agreement dated August 29,
                           1997, between the Company and Dale C. Showers.

                 *10.13(f) Separation and General Release Agreement between the
                           Company and Lee B. Lewis.

                 *10.14(f) Amendments to Ancor Communications, Inc.
                           Non-Employee Director Stock Option Plan filed as
                           exhibit 10.18.

                  10.15(k) Underwriting Agreement dated August 19, 1999 between the Company and the Representatives of the Underwriters named therein.

                  10.16(l) Lease, dated October 1, 1999, by and between the
                           Company and Liberty Property Limited.

                  10.17(l) First Amendment to Lease, dated October 29 1999, by and between the Company and Liberty Property Limited.

                  10.18(m) Stock Purchase Agreement, dated as of November 29,
                           1999, by and between Ancor Communications, Incorporated, and each purchaser of Intel Corporation.

                  10.19(m) Registration Rights Agreement, dated as of November
                           29, 1999, by and between Ancor Communications, Incorporated, and each purchaser of Intel Corporation.

                  27.1(n)  Financial Data Schedule.

----------
*        Indicates management contract or compensatory plan or agreement.

a Incorporated by reference to the Company's Registration Statement on form SB-2 filed March 11, 1994.

b Incorporated by reference to the Company's form 10-QSB filed for the quarterly period ended September 30, 1995.

c Incorporated by reference to the Company's form 10-Q filed for the quarterly period ended March 31, 1997.

d Incorporated by reference to the Company's form 10-Q filed for the quarterly period ended September 30, 1997.

e Incorporated by reference to the Company's form 8-K filed February 23, 1998.

f Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1997.

g Incorporated by reference to the Company's form 10-Q filed for the quarterly period ended June 30, 1998.

h Incorporated by reference to the Company's form 10-Q filed for the quarterly period ended September 30, 1998.

i Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1998.

j        Incorporated by reference to the Company's Form 8-K filed June 11.
         1999.

k Incorporated by reference to Exhibit 1.1 to Amendment No. 1 to the Registration Statement on Form S-3 (SEC File No. 333-82947) filed July 26, 1999.

l Incorporated by reference to the Company's form 10-Q filed for the quarterly period ended September 30, 1999.

m Incorporated by reference to the Company's Form 10-K filed for the fiscal year ended December 31, 1999.

n        Included herewith.


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



                                              ANCOR COMMUNICATIONS, INCORPORATED
                                              ----------------------------------



Dated:   May 10, 2000                         By /S/ Kenneth E. Hendrickson
                                                 ------------------------------
                                                 Kenneth E. Hendrickson
                                                 Chairman of the Board &
                                                 Chief Executive Officer



Dated:   May 10, 2000                         By /S/ Steven E. Snyder
                                                 ------------------------------
                                                 Steven E. Snyder
                                                 Vice President,
                                                 Chief Financial Officer &
                                                 Secretary